Form 10QSB
period 1996-09-30
SECURITY BANK HOLDING CO
filed 1996-11-20
CIK 879116

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996 or
                                    ------------------

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                      to
                                    --------------------    --------------------

     Commission file number    0-27590
                           ---------------

                          SECURITY BANK HOLDING COMPANY

             (Exact Name of Registrant as Specified in Its Charter)

          Oregon                                   93-0800253
-------------------------------       ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)


  170 S. Second St., Coos Bay, Oregon                          97420
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                  541-267-5356
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer:  (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES       NO   X
    -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                     Outstanding at November 14, 1996
      -----------------------------         --------------------------------
      Common Stock, $5.00 par value                     3,164,860


Transitional Small Business Disclosure Format (check one):  YES   X   NO
                                                                -----    -----




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                          SECURITY BANK HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED -- IN THOUSANDS)

                                                                       Sept. 30, 1996      Dec. 31, 1995
                                                                       --------------      -------------
ASSETS
Cash and cash equivalents:
        Cash and due from banks                                            6,833               5,013
        Federal funds sold                                                 2,686               3,084
                                                                         -------             -------
                Total cash and cash equivalents                            9,519               8,097
Time deposits -- domestic financial institutions                             370                 550
Investment securities available for sale                                  74,821              58,227
Loans, net                                                                86,506              76,911
Mortgage loans held for sale, at cost which approximates market            2,932               2,616
Net investment in direct financing leases                                  3,532               3,542
Premises and equipment, net                                                3,219               3,241
Federal Home Loan Bank stock, at cost                                      2,216               1,495
Other assets                                                               5,022               3,909
                                                                         -------             -------
                Total assets                                            $188,137            $158,588
                                                                        --------            --------
                                                                        --------            --------
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Liabilities:
        Deposits:
        Demand                                                            23,512              19,492
        Interest-bearing demand                                            3,725               2,416
        NOW accounts                                                      23,510              21,486
        Money market accounts                                             19,649              15,368
        Savings accounts                                                  15,109              15,364
        Time deposits                                                     60,158              53,164
                                                                         -------             -------
                Total deposits                                           145,663             127,290
Securities Sold Under Agreement to Repurchase                              3,839               2,875
ESOP debt                                                                    644                 644
Short-term borrowings                                                        577                 501
Federal Home Loan Bank borrowings                                         17,385              11,500
Other liabilities                                                          1,636               1,406
                Total liabilities                                        169,744             144,216
                                                                         -------             -------
Minority interest in subsidiary                                              961                ----
                                                                         -------             -------
Shareholders' equity:
        Nonvoting preferred stock, $5 par value.
                Authorized 5,000,000 shares; none issued                    ----                ----
        Voting preferred stock, $5 par value.  Authorized
                5,000,000 shares; none issued                               ----                ----
        Common stock, $5 par value.  Authorized
                10,000,000 shares; issued and outstanding
                3,164,860 shares (2,762,195 shares in 1995)               15,824              13,811
Surplus                                                                      986                   1
Retained earnings                                                          2,567               1,689
Unearned ESOP shares at cost                                              (1,789)             (1,981)
Unrealized (loss) gain on investment securities
        available for sale                                                  (156)                852
                Total shareholders' equity                                17,432              14,372
                                                                         -------             -------
                Total liabilities, minority interest and
                                   shareholders' equity                 $188,137            $158,588
                                                                        --------            --------
                                                                        --------            --------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SECURITY BANK HOLDING COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED -- IN THOUSANDS, EXCEPT NET INCOME PER SHARE AMOUNTS)

                                                                                   THREE MONTHS                 NINE MONTHS
                                                                                ENDED SEPTEMBER 30,         ENDING SEPTEMBER 30,
                                                                               --------------------        ---------------------
                                                                                1996         1995           1996           1995
                                                                               ------       ------         ------         ------
Interest income:
    Interest on loans                                                          $2,227       $2,066         $6,382         $6,091
    Interest and dividends on securities:
          Taxable                                                                 947          548          2,435          1,748
          Exempt from Federal income taxes                                        238          239            748            714
          Interest on time deposits--domestic financial institutions                6           16             18             51
          Dividend income on Federal Home Loan Bank stock                          43          23             110             79
          Interest on Federal funds sold                                           14           38             93             56
          Income of direct financing leases                                        83           70            252            169
                                                                               ------       ------         ------         ------
                Total interest income                                           3,558        3,000         10,038          8,908
                                                                               ------       ------         ------         ------
Interest expense:
    Deposits:
          Interest-bearing demand                                                  26           17             73             51
          NOW                                                                      60           70            171            198
          Money market                                                            160          128            446            335
          Savings                                                                  98          108            291            308
          Time                                                                    796          619          2,275          1,733
    Securities sold under agreements to repurchase                                 49           34            129            116
    ESOP debt                                                                      13           15             40             49
    Short-term borrowings                                                           5            7             16             18
    Federal Home Loan Bank borrowings                                             244          108            635            446
                                                                               ------       ------         ------         ------
                Total interest expense                                          1,451        1,106          4,076          3,254
                                                                               ------       ------         ------         ------
                Net interest income                                             2,107        1,894          5,962          5,654
Provision for loan losses                                                          55           45            145            140
                                                                               ------       ------         ------         ------
                Net interest income after provision for loan losses             2,052        1,849          5,817          5,514
Other income:
    Service charges on deposit accounts                                           260          226            734            684
    Gain (loss) on sales of investment securities available for sale, net          --          (33)            19            (29)
    Loan servicing fees                                                            84           58            245            179
    Sold real estate loan fees                                                    256          192            741            434
    Other                                                                         150           97            410            312
                                                                               ------       ------         ------         ------
                Total other income                                                750          540          2,149          1,580
                                                                               ------       ------         ------         ------
Other expense:
    Salaries and employee benefits                                              1,245          979          3,580          2,896
    Occupancy of bank premises                                                    113           98            321            299
    Furniture and equipment                                                       158          156            500            430
    Professional fees                                                              97          112            343            318
    FDIC assessment                                                                 1           (7)             3            125
    Supplies                                                                       64           60            181            216
    Other                                                                         462          319          1,271          1,056
                                                                               ------       ------         ------         ------
                Total other expense                                             2,140        1,717          6,199          5,340
                                                                               ------       ------         ------         ------
                Income before provision for income taxes                          662          672          1,767          1,754
Provision for income taxes                                                        160          235            440            558
                                                                               ------       ------         ------         ------
          Net income                                                             $502         $437         $1,327         $1,196
                                                                               ------       ------         ------         ------
                                                                               ------       ------         ------         ------
          Net income per share                                                  $0.22        $0.19          $0.58          $0.54





           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SECURITY BANK HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED-IN THOUSANDS)

                                                                                                  NINE MONTH PERIODS
                                                                                                  ENDED SEPTEMBER 30,
                                                                                                  -------------------
                                                                                                  1996           1995
                                                                                                  ----           ----
Cash flows provided by operating activities:
       Net income                                                                                 $1,327       $1,196
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                           422         477
              Provision for loan losses                                                               145         140
              Origination of mortgage loans held for sale                                         (42,536)    (22,393)
              Proceeds from mortgage loans sold                                                    42,220      22,003
              Net (gain) loss on sale of fixed assets                                                   9          (1)
              Net (gain) loss on sale of investment securities available for sale                     (18)         29
              Federal Home Loan Bank stock dividend                                                  (109)        (78)
              ESOP related compensation expense                                                       437         266
              Decrease (increase) in other assets                                                  (1,113)        322
              Increase in other liabilities                                                           745         250
                                                                                                   ------      ------
                    Net cash provided by operating activities                                       1,529       2,211
                                                                                                   ------      ------
Cash flows from investing activities:
       Net decrease in time deposits --- domestic financial institutions                              180         640
       Purchase of investment securities held to maturity                                              --      (3,843)
       Purchase of investment securities available for sale                                       (35,258)     (3,984)
       Proceeds from sales of investment securities available for sale                             10,185       4,735
       Proceeds from maturities of investment securities held to maturity                             ---       1,003
       Proceeds from maturities of investment securities available for sale                         6,913       4,980
       Net loan originations                                                                       (9,562)     (2,414)
       Purchase of participations                                                                    (178)       (137)
       Additions to premises and equipment                                                           (375)       (309)
       Purchase of Federal Home Loan Bank stock                                                    (1,547)     (1,316)
       Redemption of Federal Home Loan Bank stock                                                     935       2,166
       Proceeds from sales of premises and equipment                                                   27           6
       Originations of direct financing leases                                                       (634)     (1,623)
       Gross payments on direct financing leases                                                      644         350
       Minority interest in subsidiary                                                                961          --
                                                                                                   ------      ------
                    Net cash (used) provided by investing activities                              (27,709)        254
                                                                                                   ------      ------

Cash flows from financing activities:
       Net increase in deposits                                                                    18,373       3,490
       Increase in securities sold with agreements to repurchase                                      964         601
       Repayment of ESOP debt                                                                          --          --
       Increase (decrease) in Federal Home Loan Bank borrowings                                     5,885      (2,786)
       Proceeds from issuance of common stock                                                       2,753           1
       Payment of dividends                                                                          (449)       (320)
       Other                                                                                           76          30
                                                                                                   ------      ------
                    Net cash provided by financing activities                                      27,602       1,016
                                                                                                   ------      ------
                    Net increase in cash and cash equivalents                                       1,422       3,481
Cash and cash equivalents at beginning of period                                                    8,097       5,275
                                                                                                   ------      ------
Cash and cash equivalents at end of period                                                         $9,519      $8,756
                                                                                                   ------      ------
                                                                                                   ------      ------

Supplemental disclosures of cash flow information:
       Cash paid during the period for:
              Interest                                                                             $3,969      $3,183
              Income taxes                                                                            288         516
Supplemental disclosures of investing activities:
       Unrealized gain (loss) on investment securities available for sale, net of tax              (1,008)        694
       Loans transferred to other real estate owned                                                    --          --

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SECURITY BANK HOLDING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Financial Statement Preparation

The accompanying consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

(b)   Net Income Per Share

Net income per share is based on the weighted average number of common share and common stock equivalents outstanding during each period and the effect of stock options to the extent they are deemed to be dilutive (2,181,050, 2,288,808 shares at September 30, 1995 and 1996 respectively).

(c)  Stock Sale

On September 12, 1996 the Company sold 402,500 shares of common stock at $8.00 per share in a public offering realizing net proceeds of $ 2,757,137.

(2)  PREMISES AND EQUIPMENT

As of September 30, 1996, the Company had purchased property to begin construction of a new branch. The existing building on the new property will be razed.

As of September 30, 1996, the Company has also entered into an earnest money agreement to purchase property which will be leased back to the sellers for approximately one year; upon completion of the lease the Company plans to house its loan functions at the new location.

The two new locations will allow the Company to vacate two existing locations, one owned by the Company and one leased by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDING SEPTEMBER 30, 1996 AND 1995

GENERAL. Net income increased to $502,000 for the three months ended September 30, 1996 from $437,000 for the same period of 1995, a 14.87% increase. The increase in both interest expense and non-interest expense were offset by increases in interest income and non-interest income. The increase in net income is mostly attributable to a lower provision for income taxes in the three month period ended September 30, 1996, compared to the same period in 1995, as a result of overpayment of income taxes in 1995.

NET INTEREST INCOME. Net interest income before the provision for loan losses increased $213,000 or 11.25% for the three months ended September 30, 1996 over the same period in 1995. The increase in interest income was primarily due to $3.9 million or 2.88% increase in average interest-earning assets for the three months ended September 30, 1996 over the same period in 1995. The increase in earning assets was an increase in investment securities volume of $3.9 million, which accounted for $387,000 of the total increase in interest income. Interest-bearing liabilities increased $3.7 million or 3.19% for the three months ended September 30, 1996, compared to the same period in 1995. The volume increase accounted for $344,000 of the increase in interest expense.

PROVISION FOR LOAN LOSSES. The loan loss provision during the three month period ended September 30, 1996, was $55,000 and $45,000 for the same period in 1995. Net charge-offs during the three month periods were $31,000 and $26,000 for 1996 and 1995, respectively.

NON-INTEREST INCOME. Non-interest income increased 38.89% to $750,000 for the three months ended September 30, 1996 as compared to $540,000 for the same period in 1995. The increase in non-interest income is due in large part to fees generated by the origination and sale of mortgage loans. Mortgage loan originations were $14.1 million in the three months ended September 30, 1996, up from $11.1 million for the same period in 1995. Loans sold were $12.6 million and $10.9 million for the three months ended September 30, 1996 and 1995, respectively, generating $256,000 and $192,000 of fee income during each respective period, an increase of 33.33%. The Company has benefited from mortgage refinancing transactions that have been motivated by favorable interest rates. Although the Company will continue to originate and sell loans into the secondary market, there is no assurance that the favorable interest rate environment will continue or that mortgage lending operations will continue to significantly contribute to the net income of the Bank.

NON-INTEREST EXPENSE. Non-interest expense increased 24.64% to $2,140,000 for the three months ended September 30, 1996 compared to $1,717,000 for the same period in 1995. The primary non-interest expenses are salaries and employee benefits, and expenses relating to occupancy and equipment. Salaries and employee benefits were up due to increased staff levels in commercial loan department, the Eugene and Bend loan production offices which opened in November, 1995 and July 1996, respectively and the opening of Lincoln Security Bank in Newport, Oregon in May 1995.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL. Net income increased to $1,327,000 for the nine months ended September 30, 1996 from $1,196,000 for the same period of 1995, an 10.95% increase. The increase in both interest expense and non-interest expense were more than offset by increases in interest income and non-interest income. The increase in net income is mostly attributable to a lower provision for income taxes in the nine month period ended September 30, 1996, compared to over the same period in 1995, as a result of overpayment of income taxes in 1995.

NET INTEREST INCOME. Net interest income before the provision for loan losses increased $308,000 or 5.45% for the nine months ended September 30, 1996 over same period in 1995. The increase in interest income was primarily due to a $21.8 million or 16.13% increase in average interest-earning assets for the nine months ended September 30, 1996 over the same period in 1995. The largest component of the increase in earning assets was an increase in investment securities volume of $16.0 million, which accounted for $773,000 of the total increase in interest income. The increase in loans and other earning asset volume of $5.8 million for the first nine months of 1996 compared to the same period in 1995 resulted in an increase in interest income of $432,000. The yield on earning assets decreased to 8.53% for the nine months ended September 30, 1996, from 8.80% for the same period in 1995. This decrease in yield
accounted for a $107,000           decrease in interest income.  The remaining
$32,000 of the increase in interest income was due to one additional day in the nine month period ended September 30, 1996 over the same period in 1995. Interest-bearing liabilities increased $17.7 million or 15.29% for the nine months ended September 30, 1996, compared to the same period in 1995. The volume increase accounted for $689,000 of the increase in interest expense. The rate on interest-bearing liabilities increased to 4.07% for the nine months ended September 30, 1996, compared to 3.75% for the same period in 1995. This increase in rate accounted for a $122,000 increase in interest expense. The remaining $11,000 of the increase in interest expense was due to one additional day in the nine month period ended September 30, 1996 over the same period in 1995.

PROVISION FOR LOAN LOSSES. The loan loss provision during the nine month period ended September 30, 1996, was $145,000 and $140,000 for the same period in 1995. Net charge-offs during the nine month periods were $125,000 and $23,000 for 1996 and 1995, respectively.

Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $1,072,748 at September 30, 1996, as compared to $1,134,000 at September 30, 1995. The Bank's ratio of reserve for loan losses to total loans was 1.18% at September 30, 1996, compared to 1.45% at September 30, 1995.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $338,000 and $409,000 at September 30, 1996 and 1995, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

NON-INTEREST INCOME. Non-interest income increased 36.01% in the first nine months of 1996 as compared to the same period in 1995. The increase in non-interest income is due in large part to fees generated by the origination and sale of mortgage loans. Mortgage loan originations were $42.5 million in the first nine months of 1996, up from $22.4 million for the same period in 1995. Loans sold were $42.2 million and $22.0 million for the first nine months of 1996 and 1995, respectively, generating $741,000 and $434,000 of fee income during each respective period, an increase of 70.74%. Security Bank has benefited from mortgage refinancing transactions that have been motivated by favorable interest rates. Although the Bank will continue to originate and sell loans into the secondary market, there is no assurance that the favorable interest rate environment will continue or that mortgage lending operations will continue to significantly contribute to the net income of the Bank.

NON-INTEREST EXPENSE. Non-interest expense increased 16.09% to $2,149,000 for the first nine months of 1996 compared to $1,580,000 for the first nine months of 1995. The primary non-interest expenses are salaries and employees benefits, and expenses relating to occupancy and equipment. Salaries and employee benefits were up due to increased staff levels in the commercial loan department. The Eugene and Bend loan production offices which opened in November, 1995, and July, 1996, respectively and the opening of Lincoln Security Bank in May 1996.

FINANCIAL CONDITION

Total assets have continued to grow in 1996 as compared to the prior periods. Assets have grown 18.63% to $188.1 million at September 30, 1996, compared to $158.6 million at December 31, 1995. The growth in 1996 is the result of opening Lincoln Security Bank and increased deposits which were invested in investment securities. Lincoln Security Bank, opened in May 1996 in Newport, Oregon, had total assets $13.6 million and total deposits of $10.6 million. The growth in assets in 1996 was primarily the result of loan demand, as the southern Oregon coast's growth and economic factors continue to be favorable. The ratio of gross loans and leases to deposits decreased to 64.69% at September 30, 1996, compared to 66.22% at December 31, 1995.

The growth in interest-earning assets has been predominantly in loans and investment securities. Net loans increased $9.6 million from December 31, 1995, to September 31, 1996. Investment securities increased $16.6 million as of September 30, 1996, due to the continued growth in deposit funds available for investment. Federal funds sold, reflecting short term (over-night) investments, decreased at the comparable period-end time frames. The level of federal funds sold fluctuates daily relative to loan demand, deposit fluctuations and investment activity, and provides a source of liquidity for the Bank.

Deposit growth continued for the nine months ended September 30, 1996. Total deposits increased $18.4 million to $145.7 at September 30, 1996, compared to $127.3 million at December 31, 1995. The growth in 1996 has been predominantly in interest-bearing deposits. The ratio of interest-bearing deposits to total deposits decreased slightly from 84.7% at December 31, 1995, to 83.9% at September 30, 1996.

Security Bank ("Bank") is a member of the Federal Home Loan Bank of Seattle. This membership allows the Bank access to low cost, long-term funding otherwise unavailable. The Bank has utilized this funding, and in 1995 borrowed $2.7 million to support loan and investment growth. In the nine months ended September 30, 1996, the Bank has borrowed an additional $5.9 million, leaving the balance at $17.4 million as of September 30, 1996.

LIQUIDITY

Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base.
A further source of liquidity is the Bank's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $10.0 million for the purchase of funds on an overnight basis. The Bank is also a member of the Federal Home loan Bank which provides a secured line of credit in the amount of $26.2 million, and other funding opportunities for liquidity and asset/liability matching. Over the past three years these lines have been used periodically.
As of September 30, 1996 no funds were borrowed under the Company's unsecured lines of credit and $17.4 million were borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. The Bank's liquidity has been stable and adequate over the past three years. Short-term deposits have continued to grow and excess investable cash is loaned on a short term basis (federal funds sold). The Bank's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Bank's long term liquidity.

CAPITAL RESOURCES

Beginning in 1990, federal regulators required the calculation of Risk-based Capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum total Risk-based Capital ratio of 8.00% and a minimum Tier 1 Capital Ratio of 4.00%. At September 30, 1996, Security Bank had a Risk-based Capital Ratio of 16.33% and Tier 1 Capital Ratio of 15.39%. This was compared to 13.36% and 12.36% for total Risk-Based Capital and Tier 1 Capital, respectively, at December 31, 1995. If the bank were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Bank were to seek additional capital from outside sources.

                           PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

                  None.

ITEM 2.   CHANGES IN SECURITIES.

                  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  Not applicable.

ITEM 5.   OTHER INFORMATION.

                  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)    EXHIBITS.

                         The following exhibit is being filed herewith:

                         Exhibit 27     Financial Data Schedule


                  (b)    REPORTS ON FORM 8-K.

                         None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:    November 19, 1996.
                                        SECURITY BANK HOLDING COMPANY



                                        By:/s/Charles D. Brummel
                                           -------------------------------------
                                           Charles D. Brummel
                                           President and Chief Executive Officer