Form 10KSB40
period 1996-12-31
SECURITY BANK HOLDING CO
filed 1997-03-20
CIK 879116

============================================================================
             U.S. Securities and Exchange Commission
                     Washington, D.C. 20549

                         Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

For the transition period from       to

                Commission file number    0-27590

                  SECURITY BANK HOLDING COMPANY
         (Name of small business issuer in its charter)

Oregon                                    93-0800253
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

170 S. Second St., Coos Bay, Oregon       97420
(Address of Principal Executive Offices)  (Zip Code)

(541) 267-5356
(Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                                               $5.00 par value
                                                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements inforporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenue for most recent fiscal year:   $13,707,377

Aggregate market value of voting Common Stock held by non-affiliates of Registrant as of March 1, 1997: $19,438,450

Number of shares of Common Stock, $5.00 par value, oustanding as of March 1, 1997: 3,169,621

Documents incorporated by reference and parts of Form 10-KSB into which incorporated: None

Transitional Small Business Disclosure Format (check one):YES[ ]  NO[X]

============================================================================

                  Form 10-KSB Table of Contents

                                                                    Page

Part I

Item 1. Description of Business  ....................................1-4

Item 2. Description of Property .....................................5

Item 3. Legal Proceedings ...........................................5

Item 4. Submission of Matters to a Vote of Security Holders .........6


Part II

Item 5. Market for Common Equity and Related Stockholder Matters ....6

Item 6. Management's Discussion and Analysis or Plan of Operation ...7-19

Item 7. Financial Statements ........................................20-42

Item 8. Changes In and Disagreements With Accountants on
        Accounting and Financial Disclosure .........................43


Part III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act .43-45

Item 10. Executive Compensation .....................................46-47

Item 11. Security Ownership of Certain Beneficial Owners and
         Management .................................................48-49

Item 12. Certain Relationships and Related Transactions .............50

Item 13. Exhibits and Reports on Form 8-K ...........................50-51



Signatures ..........................................................52

Part I
Item 1.   Description of Business

Company
The Company, incorporated in 1981, is a multi-bank holding company registered under the Bank Holding Company Act of 1956 with its administrative located in Coos Bay, Oregon. The Company was organized through a reorganization completed in April, 1983 as a holding company for its principal banking subsidiary, Security Bank, a state chartered, FDIC insured commercial bank, founded in 1919 in Myrtle Point, Oregon. The Company conducts its business primarily through Security Bank, but has recently embarked on a strategy to diversify through investment in banking operations outside of Security Bank's primary market area through wholly- and majority-owned subsidiaries. As part of that strategy, the Company recently completed the acquisition of a controlling interest in Lincoln Security Bank, a newly-organized state-chartered commercial bank located in Newport, Oregon.

As a result of the successful operations of Security Bank, the Company's return on average equity has exceeded 13% for the past five years and return on average assets was 1.18% in 1996 and 1.26% in 1995. At December 31, 1996, total assets were $191.4 million, total loans were $92.2 million and deposits were $148.6 million.

Security Bank
Security Bank, with its main office in Coos Bay, Oregon, conducts a general commercial banking business at seven locations, principally throughout Coos County, and to a lesser degree Curry County. Security Financial Insurance Agency, a subsidiary of Security Bank organized in 1987, acts as an insurance agent selling annuities, whole life insurance, and health care insurance. The Insurance Agency operates from a single office in the head office building of Security Bank. Its services are available to customers at all of Security Bank's branches. Security Bank also operates a separate mortgage loan business with offices in Coos Bay, Eugene, and an office in Bend, Oregon, opened in 1996.

Lincoln Security Bank
Lincoln Security Bank is a newly-organized Oregon state-chartered bank, the deposits of which are insured by the FDIC. Lincoln Security was organized by a group of business and professional individuals in the Lincoln County area as a locally-owned commercial bank serving the needs of the city of Newport and Lincoln County, Oregon. Lincoln Security's principal office is located at 1250 North Coast Highway in Newport, Oregon. The bank commenced operations on May 30, 1996, and currently operates in a temporary office facility pending construction of its permanent office at the same location. Lincoln Security engages in a general commercial banking business in Lincoln County and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.


Competition
The geographic areas of Oregon served by the Banks are highly competitive with respect to both deposits and loans. The Banks compete principally with commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions. The major commercial bank competitors are state-wide institutions which are among the largest Oregon-headquartered commercial and savings banks. Each of these competitors is owned by multi-state, multi-billion dollar holding companies.

Supervision and Regulation

General
The Company and the Banks are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not
shareholders.   To the extent that the following information describes
statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company and the Banks. The operations of the Company and the Banks may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

Federal Bank Holding Company Regulation
The Company is a bank holding company within the meaning of the Bank Holding Company Act ("BHCA"), and as such, it is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The Company is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as the Federal Reserve may require.

BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company it, after such acquisition, would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

With certain exceptions, BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. The Bank's insurance subsidiary is a non-bank company engaged in activities deemed permissible by the Federal Reserve.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company's ability to obtain funds from the Banks for its cash needs, including funds for payment of dividends, interest and operating expenses. Further, under the Federal Reserve Act and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain types of arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require that the customer promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.

Federal and State Bank Regulation
The Banks, as state-chartered banks with deposits insured by the Federal Deposit Insurance Corporation ("FDIC") that are not members of the Federal Reserve System, are subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administrated through the Division of Finance and Corporate Securities ("Oregon Director"), and to the supervision and regulation of the FDIC. These agencies may prohibit the Banks from engaging in what they believe constitute unsafe or unsound banking practices.

As of July 1, 1989, Oregon permits out-of-state banking institutions to acquire banks or holding companies that have been in existence for a period of no fewer than three years. Generally, such acquisitions are subject to the approval of the Federal Reserve Board and the Oregon Director. As a result of 1993 Oregon legislation and 1995 federal law changes, Oregon banks may merge with out-of-state national or state banks, and out-of-state national and state banks may acquire Oregon branches or may merger with or acquire branches of Oregon or federal savings associations. Initial acquisitions must involve institutions which have been engaged in banking in Oregon for at least three years, but once such an acquisition is made, the resulting bank may add additional branches.

The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Security Bank's current CRA rating is "Outstanding," the highest rating awarded. Lincoln Security has not yet been subjected to a CRA examination.

The Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each Federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Banks meet all the standards, and therefore does not believe that these regulatory standards materially affect the Company's business operations.

Deposit Insurance
As FDIC member institutions, the deposits of the Banks are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Banks are required to pay semiannual deposit insurance premium assessments to the FDIC.

The FDICIA includes provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to the FDICIA, the FDIC implemented a transitional risk based insurance premium system on January 1, 1993. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. The Banks each have a current FDIC premium rate of $.01296 per $100 of domestic deposits. The premium range is from $.01296 for the highest-rated institutions to $.28296 per $100 of domestic deposits.

Dividends
The principal source of the Company's cash revenues is dividends received from Security Bank. Lincoln Security Bank does not currently pay dividends and is not expected to in the near future, as earnings will be retained to fund future growth. Under the Oregon Bank Act, the Banks are subject to restrictions on its payment of cash dividends to the Company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net undivided profits then on hand, after first deducting (i) all losses; (ii) all bad debts, unless the debts are well-secured, (a) on which interest for a period of one year is past due and unpaid, and (b) upon which final judgment has been obtained, but for more than one year the judgment has been unsatisfied and interest has not been paid; (iii) all assets or depreciation charged off as required by the Oregon Director; and
(iv) all accrued expenses, interest and taxes of the bank. Lincoln Security is not able to pay dividends as a result of the lack of retained earnings.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The Banks and the Company are not currently subject to any regulatory restrictions on their dividends other than those noted above.

Employees
As of December 31, 1996, the Company and its subsidiaries had a total of 142 employees, 128 of whom are full-time equivalent employees. None of the employees of the Company or the Banks are subject to a collective bargaining agreement. The Company and Banks considers their relationships with their employees to be good.

Item 2.   Description of Property

Coos Bay Mall Facility. Security Bank's Mall Facility is located at 170 S. Second Street, Coos Bay, Oregon, and is registered on the national register of historic places. The building and land are owned by the bank. The Mall branch, consumer lending center, Security Financial Insurance Agency and the Data Processing center occupy the first floor. The Company's administrative offices occupy the second floor.

Myrtle Point Branch. Security Bank's original Main Office was located at 503 Spruce, Myrtle Point, Oregon. The building now serves as a branch of the Bank, which owns the building and land.

Coquille Branch. The Coquille Branch of Security Bank is located at 479 N. Central, Coquille, Oregon. The building and land are owned by the Bank.

Bandon Branch. The Bandon Branch of Security Bank is located at 1125 Hwy 101, Bandon, Oregon. The building and land are owned by the Bank.

Bunker Hill Branch. The Bunker Hill Branch of Security Bank is located at 900 Hwy 101 South, Coos Bay, Oregon. The building and land are owned by the Bank. The Bank's mortgage lending operation also has an office in this facility.

North Bend Branch. The North Bend Branch of Security Bank is located at 3451 Broadway in North Bend, Oregon. The building and land are leased. The lease term expires in 1998 and has options for two additional periods of five years each.

Brookings-Harbor Branch. The Brookings-Harbor Branch of Security Bank is located at 16271 Hwy 101 South, Brookings, Oregon. The building and land are leased at $3,397 per month. The lease expires in 2004.

Mortgage Lending Office. Security Bank has a mortgage lending office located at 200 East 11th Avenue, Suite 14A, Eugene, Oregon. The office is leased under a lease agreement which provides for monthly lease payments of $1,206, and expires October 14, 1996, and has options for two additional one-year terms.

Coos Bay Property. The Company owns the building and land located at 700 South Broadway Street, Coos Bay, Oregon. Demolition of the existing building is scheduled to be completed May 1997. Construction of a branch at this location is planned to replace the Bunker Hill Branch located at 900 Hwy 101 South, Coos Bay, Oregon.

North Bend Property. The Company owns the building and land located at 2330 Broadway, North Bend, Oregon. The building is currently leased back to the sellers; the lease term is expected to end the fourth quarter of 1997. Upon termination of the lease, the Company plans to use this location for loan functions and to replace the North Bend Branch located at 3451 Broadway, North Bend, Oregon.

Lincoln Security Bank. Lincoln Security's principal office is located at 1250 North Coast Highway in Newport, Oregon. The bank currently operates in a temporary office facility pending construction of its permanent office. Construction of the permanent facility is being financed internally by Lincoln Security. The office is situated on land which is leased from an unaffiliated third party through January, 2011. The lease may be renewed by Lincoln Security for two additional 10-year periods.



Item 3.   Legal Proceedings

The Banks are from time to time a party to various legal actions arising in the normal course of business. Management believes that there is no threatened or pending proceedings against the Company or the Banks, which, if determined adversely, would have a material effect on the business or financial position of the Company or the Banks.

Item 4.   Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1996, no matters were submitted to a vote of the Company's security holders.




Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Common Stock is traded on the NASDAQ National Market System under the symbol "SBHC". Prior to the Offering of the Common Stock in September 1996, the Common Stock had been traded over-the-counter through the OTC Bulletin Board and the Pink Sheet Service of the National Quotation Bureau. The following lists the bid prices at the end of each period, obtained from Black & Company, Inc., the principal market maker in the Company's Common Stock. Prices do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions:

                                             Cash
                      Closing Bid Price    Dividend
                      At End of Period     Per share
1994:
  First Quarter            $4.83            $0.065
  Second Quarter           $5.33            $0.00
  Third Quarter            $5.67            $0.065
  Fourth Quarter           $5.50            $0.00

1995:
  First Quarter            $5.33            $0.07
  Second Quarter           $6.00            $0.00
  Third Quarter            $6.83            $0.07
  Fourth Quarter           $7.67            $0.00

1996:
  First Quarter            $7.88            $0.10
  Second Quarter           $8.50            $0.00
  Third Quarter            $8.25            $0.10
  Fourth Quarter           $8.50            $0.00

As of March 1, 1997 the Common Stock was held of record by approximately 498 shareholders, a number which does not include beneficial owners who hold shares in "street name."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the years ended December 31, 1996 and 1995

The following summary financial data and the discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1996 and 1995. The consolidated entity includes Security Bank Holding Company (the "Company"), a bank holding company, its wholly-owned subsidiary, Security Bank, its majority owned subsidiary, Lincoln Security Bank, and Security Bank's wholly-owned subsidiaries, Alland, Inc. and Security Financial Insurance Agency. Collectively within this document, the consolidated entity is referred to as the Company. The results of operations for the Company in future periods may be affected by many factors, including the results of operations of Lincoln Security Bank, which is not expected to contribute significantly to the earnings of the Company during the next twelve months, and economic and demographic changes in the Company's market areas.


Results of Operations
The operating results of the Company depends primarily on its net interest income. The Company's net interest income is determined by its interest rate spread, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Interest rate spread is the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities. The Company's net income is also affected by the establishment of provisions for loan losses and the level of its other income, including service charges on deposit accounts and sold real estate loan fees, as well as its other expenses and income tax provisions.


                    Summary Income Statements
                     (dollars in thousands)

                                                     Increase (Decrease)
                                    1996      1995     In $     In %

Interest income                  $13,707   $11,957   $1,750   14.64%
Interest expense                   5,602     4,421    1,181   26.71%
  Net interest income before
   provision for loan losses       8,105     7,536      569    7.55%

Provision for loan losses            208       160       48   30.00%

  Net interest income after
   provision for loan losses       7,897     7,376      521    7.06%

Non-interest income                3,278     2,187    1,091   49.89%
Non-interest expense               8,360     7,066    1,294   18.31%

  Income before provision for
   income taxes                    2,815     2,497      318   12.74%

Provision for income taxes           760       633      127   20.06%

  Net income                      $2,055    $1,864     $191   10.25%

General. Net income increased to $2.1 million for the year ended December 31, 1996 from $1.9 million for the same period in 1995, a 10.25% increase. The combined increases in interest income and non-interest income exceeded increases in interest expense and non-interest expense.

Net Interest Income. Net interest income before the provision for loan losses increased $.6 million or 7.55% for the year ended December 31, 1996 over the same period in 1995. The increase resulted from a $1.8 million increase in interest income offset by a $1.2 million increase in interest expense. The increase in interest income is due primarily to an increase in average earning assets of $24.9 million or 18.23% for the year ended December 31, 1996, over the same period in 1995. Although loans and investments continued to increase during the year of 1996, new deposits at prevailing interest rates limited the increase in the net interest income. Interest expense increased due to both volume and rate for the comparable periods in 1996 over 1995. Average interest-bearing liabilities increased $20.1 million or 17.29% for the year ended December 31, 1996, compared to the same period in 1995. The weighted average yields earned were 8.48% and 8.75% for the years ended December 31, 1996 and 1995, respectively.
Average yields earned decreased 27 basis points or 3.09% for the year ended December 31, 1996 compared to the same period in 1995. Average rates paid were 4.09% and 3.79% for the years ended December 31, 1996 and 1995, respectively. This represents an increase of 30 basis points or 7.92% for the year ended December 31, 1996, compared to 1995.

Provision for Loan Losses. The loan loss provision increased during the year ended December 31, 1996 to $208,000 as compared to $160,000 for the same period in 1995. Net charge-offs during the years were $152,000 and $114,000 for 1996 and 1995, respectively.

Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $1,119,000 at December 31, 1996, as compared to $1,063,000 at December 31, 1995. The Company's ratio of reserve for loan losses to total loans was 1.21% at December 31, 1996, compared to 1.32% at December 31, 1995.

Non-performing assets (defined as loans 90 days or more past due, and other real estate owned) were $490,000 and $467,000 at December 31, 1996 and 1995, respectively. The increase in non-performing assets is attributable to a small number of non-performing loans secured by single family residential real estate. Management believes the loans are adequately secured and that no significant losses will be incurred. Management does not believe that the increase represents a deterioration of the credit quality of the loan portfolio or an indication of future credit problems.

Non-Interest Income. Non-interest income increased 49.89% for the year ended December 31, 1996 as compared to the same period in 1995. The Company had a nonrecurring sale of $683,000 of mortgage servicing rights in 1996, recognizing a gain of $380,000. Service charges on deposit accounts were $931,000 in 1996, compared to $853,000 in 1995, a 9.14% increase.
Mortgage loan originations were $62.6 million in the year ended December 31, 1996, up from $32.1 million for the same period in 1995. Loans sold were $63.1 million and $30.9 million for the years ended December 31, 1996 and 1995, respectively, generating $1,033,000 and $611,000 of sold loan fee income during each respective period, an increase of 69.1% from 1995 to 1996. A strong refinance market supported mortgage origination activity.

Non-Interest Expense. Non-interest expense increased 18.31% for the year ended December 31, 1996, as compared to the year ended December 31, 1995, resulting primarily from the addition of Lincoln Security Bank. The primary non-interest expenses are salaries and employee benefits, and expenses relating to occupancy and equipment.

Provision for Income Taxes. The provision for income taxes increased 20.06% for the year ended December 31, 1996 as compared to the same period in 1995. This was primarily the result of an over-accrual of taxes in 1994, leading to a lower tax provision in 1995.

Loan Losses and Recoveries
The provision for loan losses charged to operating expense is based on the Company's loan loss experience and such factors which, in management's judgment, deserve recognition in estimating possible loan losses. Management monitors the loan portfolio to ensure that the reserve for loan losses is adequate to cover outstanding loans on non-accrual status and any current loans deemed to be in serious doubt of repayment according to each loan's repayment plan. The following table summarizes the Company's reserve for loan losses, and charge-off and recovery activity:

                                     Year ended December 31,
                                        1996         1995
Loans outstanding at
  end of period                     $92,226,100   $80,743,626
Average loans
  outstanding during the period     $84,232,894   $77,922,578

Reserve balance,
  beginning of period                $1,062,993    $1,016,770

Recoveries:
  Commercial                             28,015            --
  Real estate                             2,250            --
  Installment                            30,473        64,715
  Credit card                             2,571         6,666
                                         63,309        71,381
Loans Charged off:
  Commercial                           (24,305)            --
  Real estate                                --            --
  Installment                         (150,025)     (156,017)
  Credit card                          (41,108)      (29,141)
                                      (215,438)     (185,158)

Net loans charged off                 (152,129)     (113,777)
Provision charged to operations         208,000       160,000

Reserve balance, end of period       $1,118,864    $1,062,993

Ratio of net loans charged off          (0.18)%       (0.15)%
  to average loans outstanding


Lending and Credit Management
Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Company's customer base and the growth experienced in Coos, Curry and Lincoln Counties, real estate is frequently a material component of collateral for the Company's loans. The expected source of repayment of these loans is generally the operations of the borrower's business or personal income, but real estate provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic market area.

The Company mitigates risk on construction loans by generally lending funds to customers that have been pre-qualified for long term financing and who are using contractors acceptable to the Company. The commercial real estate risk is further mitigated by making the majority of commercial real estate loans on owner-occupied properties.

The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. For example, the Company limits commercial loans to 70% of the value of the collateral, and residential mortgages, which may be first or second liens, to 80% of the value of the collateral.


The following table presents information with respect to non-performing assets:

                                               December 31,
                                             1996       1995

Loans on non-accrual status                $490,000   $432,000
Loans past due greater than 90 days
  but not on non-accrual status                  --         --
Other real estate owned, net                     --     35,000
  Total non-performing assets              $490,000   $467,000

Percentage of non-performing
  assets to total assets                      0.26%      0.29%

Interest income which would have been realized on non-accrual or past-due loans if they had remained current was insignificant.


Allocation of Reserve for Loan Losses

The Company does not normally allocate the reserve for loan losses to specific loan categories with the exception of credit cards. An allocation by credit quality is made below for presentation purposes. This allocation process does not necessarily measure anticipated future credit losses; rather, it seeks to measure the Company's assessment at a point in time of perceived credit loss exposure and the impact of current and anticipated economic conditions.

                                            December 31,
                                     Percent of              Percent of
                             1996   Total loans       1995  Total loans

Unclassified loans        $664,543     94.40%      $668,847    94.80%
Letters of credit            2,525      0.46%         2,542     0.53%
Credit cards                42,376      2.30%        38,511     2.39%
Watchlist                  103,400      1.10%        85,900     0.81%
Substandard                292,300      1.71%       225,400     1.42%
Doubtful                    13,720      0.03%        41,793     0.05%
Specific-reserve                --        --             --        --
                        $1,118,864    100.00%    $1,062,993   100.00%

Analysis of Net Interest Income

The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated (amounts in thousands, except percentages):

Analysis for the years ended                               Increase
December 31, 1996 and 1995                 1996      1995 (Decrease)  Change

Average interest-earning asssets        $161,607  $136,688  $24,919   18.23%
Average interest-bearing liabilities    $136,997  $116,803  $20,194   17.29%
Average yields earned                      8.48%     8.75%  (0.27)%  (3.09)%
Average rates paid                         4.09%     3.79%    0.30%    7.92%
Net interest spread                        4.39%     4.96%  (0.57)% (11.49)%
Net interest income to average
  interest-earning assets                  5.01%     5.51%  (0.50)%  (9.07)%

Analysis of Changes in Interest Differential

The following table sets forth the dollar amount of the increase (decrease) in the Company's consolidated interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate/volume variances which were immaterial have been allocated equally between rate and volume changes.

                                                     Year Ended December 31, 1996 over 1995
                                                    Total              Amount of Change
                                                   Increase             Attributed to
                                                  (Decrease)     Volume        Rate      Days
Interest income:
 Federal funds sold                                  $12,795     $30,363   ($17,865)      $297
 Time deposits-domestic financial institutions      (39,187)    (45,696)       6,343       166
 Investment securities - taxable                   1,136,257   1,092,115      37,745     6,396
 Investment securities - exempt from
   federal income taxes(1)                          (18,289)       7,788    (28,732)     2,655
 Loans, net and mortgage loans held for sale         516,231     636,398   (142,373)    22,206
 Net investment in direct financing leases            92,177      60,573      30,928       677
 Dividend income on Federal Home Loan Bank stock      50,721      27,156      23,294       271
   Total interest income                          $1,750,705  $1,808,697   ($90,660)   $32,669

Interest expense:
 Interest on deposits:
  Interest-bearing demand                             34,839      29,401       5,250       188
  NOW accounts                                      (32,145)     (4,522)    (28,356)       732
  Money market accounts                              149,593     104,676      43,620     1,297
  Savings accounts                                  (28,824)    (30,442)         494     1,124
  Time deposits                                      752,332     582,274     163,533     6,525
Securities sold under agreement to repurchase         38,024      37,524          85       415
ESOP debt                                           (21,358)    (19,430)     (2,099)       171
Short term borrowings                                (1,553)         854     (2,471)        63
Federal Home Loan Bank borrowings                    290,553     346,559    (57,591)     1,565
   Total interest expense                         $1,181,441  $1,046,895    $122,466   $12,080

Net interest income                                 $569,264    $761,801  ($213,126)   $20,589

(1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.

Financial Condition
                          Summary Balance Sheets
                          (dollars in thousands)

                                                                Increase (Decrease)
                                           12/31/96  12/31/95  In Dollars  Percentage

Assets
 Federal funds sold                             $--     $3,084  ($3,084)  (100.00)%
   Investments securities, net               77,416     58,228    19,188     32.95%
   Loans and leases, net                     93,940     83,069    10,871     13.09%
   Other earning assets                       2,439      2,044       395     19.32%
      Total earning assets                  173,795    146,425    27,370     18.69%
   Other assets                              17,629     12,163     5,466     44.94%
      Total assets                         $191,424   $158,588   $32,836     20.71%

Liabilities, minority interest
and shareholders' equity
   Non-interest bearing deposits            $20,954    $19,492    $1,462      7.50%
   Interest bearing deposits                127,640    107,798    19,842     18.41%
   Federal Home Loan Bank borrowings         17,028     11,500     5,528     48.07%
   Other liabilities                          6,318      5,426       892     16.44%
     Total liabilities                      171,940    144,216    27,724     19.22%
   Minority interest in subsidiary              938         --       938    100.00%
   Equity                                    18,546     14,372     4,174     29.04%
     Total liabilities, minority
     interest and shareholders' equity     $191,424   $158,588   $32,836     20.71%

As shown in the table above, total assets have continued to grow in 1996 as compared to the prior year. Assets have grown 20.71% at December 31, 1996, compared to December 31, 1995. The growth in 1996 is the result of increased deposits which were invested in investment securities and loans. The growth in both 1996 and 1995 was primarily the result of loan demand, as the southern Oregon coast's growth and economic factors continue to be favorable. The ratio of gross loans and leases to deposits decreased to 63.97% at December 31, 1996, compared to 66.09% at December 31, 1995.

The growth in interest-earning assets has been predominantly in loans and investment securities. Net loans increased $10.9 million at December 31, 1996, over the same period in 1995. The lower, more stable interest rate environment of the last two years and a stronger, more stable local economy have been major contributors to the increased activity for the year ended December 31, 1996. Investment securities increased $19.2 million as of December 31, 1996, as compared to the same period in 1995, due to the continued growth in deposit funds available for investment. Federal funds sold, reflecting short term (over-night) investments, decreased to $0 at December 31, 1996. The level of federal funds sold fluctuates daily relative to loan demand, deposit fluctuations and investment activity, and provides a source of liquidity for the Company.

Deposit growth continued for the years ended December 31, 1996 and 1995. Total deposits increased $21.3 million at December 31, 1996, compared to December 31, 1995. The growth in 1996 and 1995 has been predominantly in interest-bearing deposits. The ratio of interest-bearing deposits to total deposits increased slightly from 84.7% at December 31, 1995, to 85.9% at December 31, 1996.

Security Bank is a member of the Federal Home Loan Bank of Seattle. This membership allows Security Bank access to low cost, long-term funding otherwise unavailable. Security Bank has utilized this funding, and in 1996 borrowed $5.5 million to support loan and investment growth, leaving the balance at $17.0 million as of December 31, 1996.

Liquidity

Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base. A further source of liquidity is the Company's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $10.5 million for the purchase of funds on an overnight basis. Security Bank is also a member of the Federal Home Loan Bank which provides a secured line of credit in the amount of $25.2 million, and other funding opportunities for liquidity and asset/liability matching. Over the past three years these lines have been used periodically. As of December 31, 1996, there were no borrowings under the Company's unsecured lines of credit and $17.0 million was borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors.

The Company's liquidity has been stable and adequate over the past three years. Short-term deposits have continued to grow and excess investible cash is loaned on a short term basis (federal funds sold). The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.

Capital Resources

Beginning in 1990, federal regulators required the calculation of Risk-based Capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum total Risk-based Capital ratio of 8.00% and a minimum Tier 1 Capital Ratio of 4.00%. At December
31, 1996, the Company had a Risk-based Capital Ratio of 17.02% and Tier 1 Capital Ratio of 16.07%. This was compared to 13.12% and 12.13% for total Risk-Based Capital and Tier 1 Capital, respectively, at December 31, 1995. If the Company were fully leveraged (i.e. if the Company were at the minimum Risk-Based Capital and Tier 1 Capital ratios), further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

Interest Sensitivity

Interest sensitivity relates to the effect of changing interest rates on net interest income. Interest-earning assets which have interest rates tied to an index, such as prime rate, or which mature in relatively short periods of time are considered interest-rate sensitive. Interest-bearing liabilities with interest rates that can be re-priced in a discretionary manner, or which mature in short periods of time, are also considered interest-rate sensitive. The differences between the amounts of interest-sensitive assets and interest-sensitive liabilities, measured at various time periods, are referred to as sensitivity gaps. As rates change, these gaps will cause either a beneficial or adverse effect on net interest income. A negative gap represents a beneficial effect on net interest income if rates were to fall and an adverse effect if rates were to rise. Conversely, a positive gap would have a beneficial effect on net interest income in a rising rate environment and a negative effect if rates fell.

At December 31, 1996, rate sensitive liabilities maturing or available for repricing within a one year period of time approximated rate sensitive assets.

Due to the uncertainty of changing interest rates, the Company's strategy is to manage a majority of its interest-earning assets and interest-bearing deposits to mature or reprice within one year and strive for as close to a balanced gap as is feasible. Management considers a fluctuation between a 10.0% positive gap and a 10.0% negative gap within one year to be a controlled gap position. In the event interest rates rise, the Company's strategy is to increase its asset sensitivity predominantly through variable asset pricing.

                                      Estimated Maturity or Repricing
                                            December 31, 1996
                                                   Three months
                                        Less than  to less than     One to        Over
                                      three months    one year    five years   five years     Total

Interest earning assets:
 Securities and investments (1)        $22,693,421  $11,069,644  $26,602,676  $19,310,630  $79,676,371
 Federal funds sold                             --           --           --           --           --
 Loans                                  28,226,321   35,994,604   22,084,917    5,750,762   92,056,604
 Leases                                    143,218      429,054    1,954,915      475,293    3,002,480
  Total interest earning assets         51,062,960   47,493,302   50,642,508   25,536,685  174,735,455

Unrealized gains on securities
 available for sale                                                                            178,729
Reserve for loan losses                                                                    (1,118,864)
Cash and due from banks                                                                      8,436,612
Other assets                                                                                 9,191,905
  Total assets                                                                             191,423,837

Interest bearing liabilities:
Interest bearing demand accounts        $3,854,395           --           --           --   $3,854,395
Savings/time deposits (2)               45,513,761   31,919,024   22,494,085   23,858,668  123,785,538
Borrowed funds                          16,167,685      500,000    5,500,000           --   22,167,685
  Total interest bearing liabilities   $65,535,841  $32,419,024  $27,994,085  $23,858,668  149,807,618

Non-interest bearing demand accounts                                                        20,954,471
Other liabilities                                                                            1,178,403
Minority interest in subsidiary                                                                937,895
Shareholders' equity                                                                        18,545,450
  Total liabilities, minority
  interest & shareholders' equity                                                         $191,423,837


Interest sensitivity gap              (14,472,881)   15,074,278   22,648,423    1,678,017   24,927,837

Cumulative interest sensitivity gap   (14,472,881)      601,398   23,249,820   24,927,837

Cumulative interest sensitivity gap
 as a percentage of total assets           (7.56)%        0.31%       12.15%       13.02%

____________________

(1) The portion of this section relating to mortgage-backed securities is presented based upon estimated cash flows, maturities and/or repricings, and includes Collateralized Mortgage Obligations.

(2) The portion of this section relating to savings and NOW accounts are presented as repricings within the earliest period presented and adjusted for decay rates as provided by the Federal Home Loan Bank of Seattle and are based upon industry experience of institutions located within the FHLB's 12th district.

Inflation

The primary impact of inflation on the Company's operations is increased asset yields, deposit costs and operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. The effects of inflation can magnify the growth of assets, and if significant, would require that equity capital increase at a faster rate than would otherwise be necessary.


Investment Portfolio

The following table shows the amortized costs, estimated market values, unrealized gains and unrealized losses of the Company's portfolio of investments as of December 31, 1996, and 1995:

                                                     Estimated
                                        Amortized     Market    Unrealized  Unrealized
                                          Cost        Value       Gains       Losses

1996 Available for sale

U.S. Government & federal agencies    $24,248,728   $24,148,296    $29,458   $129,890
Mortgage-backed securities             34,339,376    34,224,187    116,347    231,536
United States Treasury                  1,994,988     2,038,120     43,132         --
Corporate obligations                   2,745,530     2,745,122      7,099      7,507
Obligations of state and political
 subdivisions                          13,908,989    14,260,615    377,635     26,009

Total available for sale              $77,237,611   $77,416,340   $573,671   $394,942


1995 Available for sale

U.S. Government and federal agencies   $4,050,026    $4,124,050    $74,024        $--
Mortgage-backed securities             19,832,982    20,120,370    305,801     18,413
United States Treasury                  6,008,416     6,110,595    111,216      9,037
Corporate obligations                   9,605,693     9,566,990     63,764    102,467
Obligations of state and political
 subdivisions                          16,461,146    17,368,220    914,907      7,833
U.S. federal securities mutual
 bond funds                               984,550       937,350         --     47,200

Total available for sale              $56,942,813   $58,227,575 $1,469,712   $184,950

The following is a summary of the contractual maturities and weighted average yields of investment securities classified as available for sale at December 31, 1996:

                             AVAILABLE FOR SALE
                                                      Estimated   Weighted
                                         Amortized      Market    Average
                                            Cost        Value     Yield(1)
U.S. Government federal agencies
 One year or less                        $1,249,776   $1,250,830   5.75%
 After one year through five years       21,448,952   21,352,781   6.51%
 After five years through ten years       1,550,000    1,544,685   6.89%
   Total                                 24,248,728   24,148,296   6.49%

Mortgage-backed securities
 After one year through five years        2,816,088    2,840,088   6.62%
 After five years through ten years       5,370,625    5,349,254   6.49%
 After ten years                         26,152,663   26,034,845   6.61%
   Total                                 34,339,376   34,224,187   6.59%

United States Treasury
 One year or less                                --           --      --
 After one year through five years        1,994,988    2,038,120   6.93%
   Total                                  1,994,988    2,038,120   6.93%

Corporate obligations
 One year or less                           886,624      885,776   6.62%
 After one year through five years        1,858,906    1,859,346   6.23%
   Total                                  2,745,530    2,745,122   6.36%

Obligations of state and political
subdivisions
 One year or less                           648,170      653,810   5.34%
 After one year through five years        1,856,272    1,877,844   5.43%
 After five years through ten years       6,102,444    6,331,385   5.88%
 After ten years                          5,302,103    5,397,576   5.41%
   Total                                 13,908,989   14,260,615   5.62%

Total securities available for sale     $77,237,611  $77,416,340   6.39%

____________________

(1) Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

As of December 31, 1996, the Company had no securities classified as "held to maturity".

Loan Portfolio

Interest earned on the loan portfolio is the primary source of income for the Company. Net loans represented 49% of total assets as of December 31, 1996. Although the Company strives to serve the credit needs of its service area, its primary focus is on real estate and commercial loans.
The Company makes substantially all of its loans to customers located within the Company's service area. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank. The Company has no significant agricultural loans. Commercial real estate loans primarily include owner-occupied commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. The primary risks of such loans include loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. The Company's underwriting standards attempt to mitigate these risks by requiring a minimum of three consecutive years of sufficient income generation from the owner or occupier or rental incomes of 1.2 times the combined debt service, insurance and taxes. In addition, a 70% loan-to-value ratio limitation is expected to provide sufficient protection against unforeseen circumstances. Other commercial loans include renewable operating lines of credit, short-term notes, and equipment financing. These types of loans are principally at risk due to insufficient business income. Accordingly, the Company does not lend to start-up businesses or others lacking operating history, and requires personal guarantees and secondary sources of repayment. Residential real estate loans include 1-4 family owner- or non-owner occupied residences, multi-family units, construction and secondary market loans pending sale. Generally, the risk associated with such loans is the loss of the borrower's income. The Company attempts to mitigate the risk by thorough review of the borrower's credit and employment history, and limits the loan-to-value ratio to 80% to provide protection in the event of foreclosure. Installment loans consist of personal, automobile or home equity loans. Security Bank also offers credit cards to its customers. These unsecured loans carry significantly higher interest rates than secured loans, which allows Security Bank to maintain a higher loss reserve in conjunction with maintaining strict credit guidelines when considering loan applications.
The following table presents the composition of the Company's loan portfolio, at the dates indicated:

                                             December 31,
                                         1996            1995

Commercial - real estate             $17,258,779    $16,627,336
Commercial - lines of credit          25,519,673     23,164,048
Residential - real estate             21,954,916     19,231,938
Installment                           24,310,783     18,662,005
Credit cards & other                   3,181,949      3,058,299
  Total loans                         92,226,100     80,743,626
Deferred loan fees, net                (169,496)      (153,203)
Reserve for loan losses              (1,118,864)    (1,062,993)
  Net loans                          $90,937,740    $79,527,430

At December 31, 1996, the maturities of all loans by category were as follows:

                                  Within      One to        After
                                 One Year    Five Years   Five Years      Total

Commercial - real estate       $8,268,126   $4,965,691    $4,024,962   $17,258,779
Commercial - lines of credit   18,750,841    5,969,949       798,883    25,519,673
Residential - real estate      10,083,115    1,836,594    10,035,207    21,954,916
Installment                     1,636,356   12,880,071     9,794,356    24,310,783
Credit cards & other            3,111,944       70,005            --     3,181,949
                              $41,850,382  $25,722,310   $24,653,408   $92,226,100

Of loans with maturities of one year or more, $40,902,805 were fixed-rate loans, and $9,472,913 were variable rate loans.

Deposit Liabilities

The following table sets forth the average deposit liabilities of and rates paid by the Company for the periods indicated:

                                          Years ended December 31,
                                         1996                  1995
                                              Rate                  Rate
Deposit Liabilities                Amount     Paid       Amount     Paid

 Demand                         $19,966,618     n/a   $18,180,478     n/a
 Interest-bearing demand          2,426,214   4.27%     1,711,356   4.01%
 NOW accounts                    22,297,007   1.04%    22,634,967   1.18%
 Money market accounts           17,866,588   3.50%    14,712,696   3.23%
 Savings accounts                15,181,616   2.52%    16,345,241   2.52%
 Time deposits                   59,101,601   5.31%    47,691,652   5.01%

   Total deposits              $136,839,644   3.28%  $121,276,390   2.98%


As of December 31, 1996, the Company's time deposit and IRA liability maturities were as follows:

                            Time Deposits of            All Other
                                $100,000                  Time
                               or more (1)             Deposits(2)
Remaining Time to
Maturity:
3 months or less          $14,118,743   62.96%    $10,671,773   24.96%
6 months                    3,344,332   14.91%      7,421,613   17.36%
12 months                   3,993,069   17.81%     14,768,598   34.54%
Over 1 year                   969,161    4.32%      9,900,743   23.14%
Total                     $22,425,305  100.00%    $42,762,727  100.00

__________________

(1) Time deposits of $100,000 or more represent 15.09% of total deposits as of December 31, 1996.
(2) All other time deposits represent 28.78% of total deposits as of December 31, 1996.



Average Balances and Average Rates Earned and Paid

The table on the following page presents, for the periods indicated, information regarding average balances of assets and liabilities of the Company, the total dollar amounts of interest income from average interest-earning assets and interest expense on interest-bearing liabilities, the average interest yields earned or rates paid, net interest income, net interest spread (the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities), and the ratio of net interest income to average earning assets. The table does not reflect any effect of income taxes. All average balances are based on daily balances.

                                              Year ended December 31, 1996       Year ended December 31, 1995
                                                                   Average                            Average
                                           Average                 Yield      Average                 Yield
                                           Balance      Interest  or Rates    Balance      Interest  or Rates

Assets
 Federal funds sold                       $2,242,277     $121,652   5.43%    $1,720,511     $108,857   6.33%
 Time deposits - domestic financial
  institutions                               378,233       21,598   5.71%     1,234,541       60,785   4.92%
 Investment securities - taxable          54,164,369    3,477,221   6.42%    36,397,912    2,340,964   6.43%
 Investment securities - exempt
  from federal income taxes               16,384,141      953,583   5.82%    16,207,389      971,872   6.00%
 Loans, net and mortgage loans
  held for sale, at cost which
  approximates market(1)(2)               83,114,030    8,643,643  10.40%    76,834,887    8,127,412  10.58%
 Net investment in direct
  financing leases                         3,410,641      339,803   9.96%     2,763,330      247,626   8.96%
 Federal Home Loan Bank stock,
  at cost                                  1,912,859      149,877   7.84%     1,529,722       99,156   6.48%
   Total interest-earning assets/
    interest income                      161,606,550   13,707,377   8.48%   136,688,292   11,956,672   8.75%

Cash and due from banks                    5,172,156                          4,648,940
Premises and equipment, net                3,259,340                          3,311,064
Other assets                               4,172,695                          3,411,986
   Total assets                         $174,210,741                       $148,060,282

Liabilities, Minority Interest
and Shareholders' Equity
 Interest-bearing demand                  $2,426,214     $103,503   4.27%    $1,711,356      $68,664   4.01%
 NOW accounts                             22,297,007      235,938   1.06%    22,634,967      268,083   1.18%
 Money market accounts                    17,866,588      624,251   3.49%    14,712,696      474,658   3.23%
 Savings accounts                         15,181,616      382,547   2.52%    16,345,841      411,371   2.52%
 Time deposits                            59,101,601    3,140,382   5.31%    47,691,652    2,388,050   5.01%
 Securities sold under
  agreements to repurchase                 4,271,650      189,796   4.44%     3,417,569      151,772   4.44%
 ESOP debt                                   503,795       41,373   8.21%       728,367       62,731   8.61%
 Short-term borrowings                       434,979       21,644   4.98%       422,741       23,197   5.49%
 Federal Home Loan Bank                   14,913,613      863,202   5.79%     9,137,987      572,669   6.27%
  borrowings
   Total interest- bearing
    liabilities/interest expense         136,997,063    5,602,636   4.09%   116,803,176    4,421,195   3.79%

 Demand deposits                          19,966,618                         18,168,140
 Other liabilities                         1,371,586                            977,111
   Total liabilities                     158,335,267                        135,948,427
 Minority Interest                           557,799                                 --
 Shareholders' equity                     15,317,675                         12,111,855
   Total liabilities, minority
   interest and shareholders' equity    $174,210,741                       $148,060,282


Net interest income                                    $8,104,741                         $7,535,477
Net interest spread                                                 4.39%                              4.96%
Net interest income to earning assets                               5.01%                              5.51%

____________________

(1) Average non-accrual loans included in the computation of average loans were $447,000 for 1996 and $243,000 for 1995.
(2) Loan related fees recognized during the period and included in the yield calculation totaled approximately $483,000 in 1996 and $393,000 in 1995.

Item 7.   Financial Statements

The financial statements required by regulation S-B are set forth in as listed below.



Independent Auditors' Report

Consolidated Balance Sheets, as of December 31, 1996 and 1995

Consolidated Statements of Income, for the years ended
  December 31, 1996 and 1995

Consolidated Statements of Shareholders' Equity, for the years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows, for the years ended
  December 31, 1996 and 1995

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders

Security Bank Holding Company:


We have audited the accompanying consolidated balance sheets of Security Bank Holding Company and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Bank Holding Company and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
Portland, Oregon

January 24, 1997

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 1996 and 1995

Assets                                                   1996          1995

Cash and cash equivalents:
  Cash and due from banks (notes 2 and 15)           $8,436,612    $5,012,995
  Federal funds sold                                         --     3,083,714
    Total cash and cash equivalents                   8,436,612     8,096,709

Time deposits  domestic financial institutions          270,060       549,741

Investment securitites available for sale (note 3)   77,416,340    58,227,575

Loans, net (notes 4, 5 and 15)                       88,754,119    76,911,398

Mortgage loans held for sale,
   at cost which approximates market (note 4)         2,183,621     2,616,032

Net investment in direct financing leases (note 6)    3,002,480     3,541,804

Premises and equipment, net (note 7)                  5,122,273     3,241,153

Federal Home Loan Bank stock, at cost (note 15)       2,168,700     1,494,600

Other assets                                          4,069,632     3,909,321

     Total assets                                  $191,423,837  $158,588,333

                                                                  (Continued)

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
As of December 31, 1996 and 1995

Liabilities, Minority Interest & Shareholders' Equity
                                                         1996          1995
Liabilities:
     Deposits:
        Demand                                      $20,954,471   $19,492,203
        Interestbearing demand                        3,854,395     2,415,886
        NOW accounts                                 23,985,974    21,485,781
        Money market accounts                        19,902,920    15,368,474
        Savings accounts                             14,708,612    15,363,678
        Time deposit (note 9)                        65,188,032    53,164,393
          Total deposits                            148,594,404   127,290,415

     Securities sold under agreements
        to repurchase (notes 3 and 8)                 4,562,364     2,874,619
     ESOP debt (note 10)                                     --       644,000
     Short term borrowings                              577,821       500,937
     Federal Home Loan Bank borrowings (note 15)     17,027,500    11,500,000
     Other liabilities                                1,178,403     1,406,508
          Total liabilities                         171,940,492   144,216,479

Minority interest in subsidiary                         937,895            --
Shareholders' equity:
     Nonvoting preferred stock, $5 par value.
       Authorized 5,000,000 shares; none issued              --            --
     Voting preferred stock, $5 par value.
       Authorized 5,000,000 shares; none issued              --            --
     Common stock, $5 par value.
       Authorized 10,000,000 shares - issued and
       outstanding 3,164,920 shares in 1996
       (2,762,195 shares in 1995) (note 1)           15,824,596    13,810,975
     Surplus                                          1,040,537           965
     Retained earnings (note 11)                      3,295,461     1,688,954
     Unearned ESOP shares at cost (note 1)          (1,728,225)   (1,980,914)
     Unrealized gain on investment securities
       available for sale (note 1)                      113,081       851,874
          Total shareholders' equity                 18,545,450    14,371,854

Commitments and contingent liabilities (note 12)
          Total liabilities, minority interest
            and shareholders' equity               $191,423,837  $158,588,333

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 1996 and 1995

                                                         1996          1995
Interest income:
     Interest on loans                               $8,643,643    $8,127,412
     Interest and dividends on securities:
      Taxable                                         3,477,221     2,340,964
      Exempt from Federal income tax                    953,583       971,872
     Interest on time deposits-domestic financial
        institutions                                     21,598        60,785
     Dividend income on Federal Home Loan Bank stock    149,877        99,156
     Interest on Federal funds sold                     121,652       108,857
     Income on direct financing leases                  339,803       247,626
          Total interest income                      13,707,377    11,956,672
Interest expense:
     Deposits
      Interest bearing demand                           103,503        68,664
      NOW                                               235,938       268,083
      Money market                                      624,251       474,658
      Savings                                           382,547       411,371
      Time (note 9)                                   3,140,382     2,388,050
     Securities sold under agreements to repurchase
        (note 8)                                        189,796       151,772
     ESOP debt                                           41,373        62,731
     Short term borrowings                               21,644        23,197
     Federal Home Loan Bank borrowings                  863,202       572,669
          Total interest expense                      5,602,636     4,421,195

      Net interest income                             8,104,741     7,535,477
     Provision for loan losses (note 5)                 208,000       160,000
      Net interest income after provision for
        loan losses                                   7,896,741     7,375,477

Other income:
     Service charges on deposit accounts                930,798       853,204
     Gain on sale of investments available for
       sale, net                                          1,305        12,517
     Loan servicing fees                                325,572       305,671
     Sold real estate loan fees                       1,032,989       610,757
     Gain on sale of servicing rights                   380,335            --
     Other                                              607,035       405,293
          Total other income                          3,278,034     2,187,442
Other expense:
     Salaries and employee benefits                   4,875,282     3,933,862
     Occupancy of bank premises                         448,769       404,785
     Furniture and equipment                            682,778       604,558
     Professional fees                                  466,450       408,231
     FDIC assessment                                      3,000       136,728
     Supplies                                           260,129       288,093
     Other                                            1,623,635     1,289,553
          Total other expense                         8,360,043     7,065,810
          Income before provision for income taxes    2,814,732     2,497,109
     Provision for income taxes (note 13)               759,500       633,000
          Net income                                 $2,055,232    $1,864,109
          Net income per share                             $.85          $.83

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 1996 and 1995

                                                                                    Unearned      Unrealized         Total
                                     Common Stock                      Retained    ESOP Shares    Gain (Loss)     Shareholders'
                                  Shares      Amount       Surplus     Earnings      At Cost     On Securities       Equity

Balance, Dec. 31, 1994          2,761,967  $13,809,835   $(145,042)    $144,730    $(2,203,078)    $(977,649)     $10,628,796

Net income                             --           --           --   1,864,109              --            --       1,864,109
Dividends                              --           --           --   (319,885)              --            --       (319,885)
Sale of common stock                  273        1,365          291          --              --            --           1,656
Redemption of common stock           (45)        (225)           62          --              --            --           (163)
Release of ESOP shares                 --           --      145,654          --         222,164            --         367,818
Unrealized gain on securities
  available for sale                   --           --           --          --              --     1,829,523       1,829,523

Balance, Dec. 31, 1995          2,762,195  $13,810,975         $965  $1,688,954    $(1,980,914)      $851,874     $14,371,854

Net income                             --           --           --   2,055,232              --            --       2,055,232
Dividends                              --           --           --   (448,725)              --            --       (448,725)
Sale of common stock              402,725    2,013,621      739,562          --              --            --       2,753,183
Release of ESOP shares                 --           --      300,010          --         252,689            --         552,699
Unrealized loss on securities
  available for sale                   --           --           --          --              --     (738,793)       (738,793)

Balance, Dec. 31, 1996          3,164,920  $15,824,596   $1,040,537  $3,295,461    $(1,728,225)      $113,081     $18,545,450

See accompanying notes to consolidated financial statements.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1996 and 1995

                                                         1996          1995
Cash flows provided by operating activities:
Net income                                           $2,055,232    $1,864,109
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                         560,393       643,626
  Provision for loan losses                             208,000       160,000
  Origination of mortgage loans held for sale      (62,634,059)  (32,076,359)
  Proceeds from mortgage loans sold                  63,066,470    30,924,361
  Net (gain) loss on sale of fixed assets                 9,823         (573)
  Net gain on call of investment securities held
   to maturity                                               --       (2,783)
  Net gain on sale of investment securities
   available for sale                                   (1,305)      (12,517)
  Federal Home Loan Bank stock dividend               (149,600)      (98,900)
  ESOP related compensation expense                     552,699       367,818
  (Increase) decrease in other assets                 (160,311)        78,601
  Increase (decrease) in other liabilities              139,136     (298,365)
        Net cash provided by operating activities     3,646,478     1,549,018


Cash flows from investing activities:
  Net decrease in time deposits-domestic financial
   institutions                                        $279,681    $1,099,940
  Purchase of investment securities held to
   maturity                                                  --   (4,595,144)
  Purchase from investment securities available
   for sale                                        (48,699,964)  (10,079,490)
  Proceeds from sale of investment securities
   available for sale                                14,802,432     5,612,195
  Proceeds from maturities of investment
   securities held to maturity                               --     1,916,467
  Proceeds from maturities of investment
   securities available for sale                     13,538,000     5,144,345
  Net loan originations                            (11,550,097)   (4,561,868)
  Purchase of participations                          (500,624)      (51,561)
  Additions to premises and equipment               (2,407,179)     (427,156)
  Purchase of Federal Home Loan Bank stock          (2,065,200)   (1,997,700)
  Redemption of Federal Home Loan Bank stock          1,540,700     2,165,700
  Proceeds from sales of premises and equipment          21,881         6,134
  Originations of direct financing leases             (678,160)   (1,734,943)
  Gross payments on direct financing leases           1,217,484       244,291
  Minority interest in subsidiary                       937,895            --
        Net cash used in investing activities      (33,563,151)   (7,258,790)

                                                               (Continued)

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years ended December 31, 1996 and 1995

                                                         1996          1995
Cash flows from financing activities:
  Net increase in deposits                           21,303,989     6,172,260
  Increase in securities sold with agreements
   to repurchase                                      1,687,745        61,819
  Repayment of ESOP debt                              (644,000)      (89,000)
  Increase of Federal Home Loan Bank borrowings       5,527,500     2,714,300
  Proceeds from issuance of common stock              2,753,183         1,656
  Payment of dividends                                (448,725)     (319,885)
  Other                                                  76,884       (9,426)
        Net cash provided by financing activities    30,256,576     8,531,724

        Net increase in cash and cash equivalants       339,903     2,821,952

Cash and cash equivalents at beginning of year        8,096,709     5,274,757

Cash and cash equivalents at end of year             $8,436,612    $8,096,709


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                      $5,416,199    $4,329,506
       Income taxes                                    $635,000      $662,000

Supplemental disclosures of investing activities:
  Unrealized gain (loss) on investment
    securities available for sale, net of tax        $(738,793)    $1,829,523
  Loans transferred to other real estate owned              $--           $--

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Security Bank Holding Company (the Company), a bank holding company, its wholly-owned subsidiary, Security Bank (Security Bank), its majority-owned subsidiary, Lincoln Security Bank (Lincoln Security), and Security Banks wholly-owned subsidiaries, Alland, Inc. and Security Financial Insurance Agency. Security Bank and Lincoln Security are referred to collectively herein as the Banks. Significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Description of Business
Security Bank conducts a general banking business. Its activities include the usual deposit functions of a commercial bank: commercial, real estate and installment loans; equipment leasing; checking and savings accounts; collection and escrow services and safe deposit facilities. Security Bank's primary market area consists of cities and communities along the Southern Oregon Coast.

Security Financial Insurance Agency is in the business of selling annuities, mutual funds, single premium whole life policies, and long-term health care insurance.

Alland, Inc. holds title to certain assets of Security Bank.

Lincoln Security is a newly organized state chartered bank located in Newport, Oregon in which the Company holds a majority interest. The Company facilitated the organization of Lincoln Security by purchasing 68.44% of all outstanding common shares of Lincoln Security common stock, with the remainder of the outstanding common stock held by local investors. Lincoln Security commenced operations in May of 1996, and engages in general commercial banking business. Lincoln Security offers commercial banking services to small and medium size businesses, professionals and retail customers in the their market area.

The Banks are subject to the regulations of certain federal agencies and undergo periodic examinations by these regulatory authorities.

(c) Basis of Financial Statement Preparation
The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the reserve for loan losses and real estate owned, management obtains independent appraisals for significant properties.

The Banks are located in Coos, Curry and Lincoln Counties of Oregon. A large portion of the Banks assets are loans, which are collateralized by real estate in this geographic area and, accordingly, the ultimate collectibility of this portion of the Banks loan portfolio is susceptible to changes in the local market conditions. However, the loan portfolio is diversified and management believes there is no concentration of loans exceeding 10% for any particular industry. It is management's opinion that the reserve for losses on loans and real estate owned is adequate to absorb known and inherent risks in the loan portfolio. While management uses available information to recognize losses on loans and real estate owned, future additions to the reserve may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Banks' reserve for losses on loans and real estate owned. Such agencies may require the Banks to recognize additions to the reserve based on their judgements about information available to them at the time of their examinations.

SECURITY BANK HODLING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Investment Securities
Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale and trading account securities are stated at market value. Gains and losses on sales of securities, recognized on a specific identification basis, and valuation adjustments of trading account securities are included in noninterest income. Net unrealized gain or loss on securities available for sale are included, net of tax, as a component of shareholders' equity.

In November 1995 the Financial Accounting Standards Board issued Special Report No.155-B, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities. Special Report No. 155-B allowed for a one-time reclassification among investment categories. In light of the Special Report, Security Bank reclassified all held to maturity securities to available for sale. Total amortized cost of securities transferred and the related unrealized gains at the date of transfer totaled $32,016,917 and $276,531 respectively.

(e) Income Recognition
Interest is accrued on a simple interest basis. The accrual of interest on loans is discontinued when, in management's judgement, the future collectibility of interest or principal is in serious doubt. Loans are generally placed on non accrual status when they are 90 days past due.

Loan origination and commitment fees, net of certain direct loan origination costs, are generally recognized over the life of the related loan as an adjustment of the yield.

(f) Reserve for Loan Losses
The reserve for loan losses represents management's recognition of the assumed risks of extending credit and its evaluation of the quality of the loan portfolio. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, loss experience and an overall evaluation of the quality of the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Regulatory examiners may require the Banks to recognize additions to the allowances based upon their judgements about information available to them at the time of their examination. Uncollectible interest on loans is charged off or an allowance established by a charge to income equal to all interest previously accrued and interest is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and, in management's judgement, the borrowers ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

The Banks adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan as amended by SFAS No. 118 (collectively referred to as SFAS No. 114) on January 1, 1995. SFAS No. 114 requires entities to measure certain impaired loans based on the present value of future cash flows discounted at the loans effective interest rate, or at the loans market value or the fair value of collateral if the loan is secured. A loan is considered impaired when, based on current information and events, it is probable that the Banks will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. If the measurement of the impaired loans is less than the recorded investment in the loan, impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. Prior periods have not been restated. All loans have been evaluated for collectibility under the provisions of these statements.

(g) Direct Financing Leases
The aggregate lease payments to be received over the term of these leases plus the estimated residual values are capitalized as Security Bank's net investment in the leases. The excess of the investment in the leases over the cost of the equipment (unearned income) is recognized as income over the term of the lease.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h) Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense over the estimated useful lives of the assets (building- thirty-one and one half to forty years; furniture and equipment-five to seven years) and are computed using accelerated methods for assets acquired in 1991 and after and the straight-line method for assets acquired prior to 1991.

(i) Other Real Estate
Other real estate, acquired through foreclosure or deed in lieu of foreclosure, is carried at the lower of cost or estimated fair value, not to exceed estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the reserve for loan losses. Subsequent write-downs, if any, are charged to the reserve for other real estate losses.

(j) Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k) Stock Option Plan
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, (SFAS No. 123) Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No.
25. The pro forma disclosure provisions of SFAS No. 123 are not material to the Companys Statement of Income.

(l) Capitalized Mortgage Loan Servicing Rights
The Banks adopted Statement of Financial Accounting Standards No. 122, (SFAS No. 122) Accounting for Mortgage Servicing Rights, an amendment of SFAS 65, on January 1, 1996. SFAS No. 122 requires that corporations that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and loans (without the mortgage servicing rights) based on their relative fair values. The statement also requires that corporations assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. Adoption of this SFAS had no material impact on the Banks' financial position or results of operations.

(m) Net Income Per Share
Net income per share is based on the weighted average number of common shares outstanding during each year. For the year ended December 31, 1996 and 1995, the weighted average number of common shares outstanding did not include 455,824 and 522,471 shares, respectively, held by the Company's ESOP, as these shares have not been allocated to participant accounts nor have they been committed to be released. The weighted average number of common shares outstanding were 2,408,278 and 2,239,670 at December 31, 1996 and 1995, respectively.

(n) Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o) Reclassifications
Certain amounts previously recorded on the December 31, 1995 consolidated financial statements have been reclassified to conform to classifications on the December 31, 1996, consolidated financial statements.

(p) Stock Split
On September 20, 1995, the Company's Board of Directors approved a three-for-two common stock split in the form of a 50% stock dividend paid during January 1996. The par value of the new shares issued totaled $4,603,445, the majority of which was transferred from retained earnings after transferring substantially all of surplus. Accordingly, all share and per share data have been restated to reflect the stock split.



2.  CASH AND DUE FROM BANKS

The Banks are required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve balance in the form of cash. The amount of this required reserve balance on December 31, 1996 and 1995 was approximately $1,046,000 and $1,020,000, respectively, and was met by holding cash and maintaining an average reserve balance with the Federal Reserve Bank.



3.  INVESTMENT SECURITIES

The amortized costs, estimated market values, unrealized gains and unrealized losses of investment securities at December 31, 1996 and 1995 are summarized as follows:

                                                           Estimated
                                              Amortized      Market    Unrealized   Unrealized
                                                Cost         Value        Gains       Losses
1996:
Available for sale:
  U.S. Government and Federal Agencies      $24,248,728   $24,148,296      $29,458   $129,890
  Mortgage-backed securities                 34,339,376    34,224,187      116,347    231,536
  United States Treasury                      1,994,988     2,038,120       43,132         --
  Corporate obligations                       2,745,530     2,745,122        7,099      7,507
  Obligations of state and political
   subdivisions                              13,908,989    14,260,615      377,635     26,009

      Total available for sale              $77,237,611   $77,416,340     $573,671   $394,942

1995:
Available for sale:
  U.S. Government and Federal Agencies       $4,050,026     $4,124,050     $74,024        $--
  Mortgage-backed securities                 19,832,982     20,120,370     305,801     18,413
  United States Treasury                      6,008,416      6,110,595     111,216      9,037
  Corporate obligations                       9,605,693      9,566,990      63,764    102,467
  U.S. Federal Securities mutual bond funds     984,550        937,350          --     47,200
  Obligations of state and political
   subdivisions                              16,461,146     17,368,220     914,907      7,833

      Total available for sale              $56,942,813    $58,227,575  $1,469,712   $184,950

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross realized gains and gross realized losses on sales of securities available for sale for the years ended December 31, 1996 and 1995 were:

                                                   1996                  1995
                                            Realized   Realized   Realized   Realized
                                              Gains     Losses      Gains     Losses

U.S. Government and Federal Agencies         $25,573        $--    $21,829        $--
United States Treasury                         1,557      9,573      5,086         --
Corporate obligations                         13,298     24,281     24,966     12,888
U.S. Federal Securities mutual bond funds         --    219,549         --     80,008
Obligations of state and political
 subdivisions                                214,280         --     53,532         --

          Total                             $254,708   $253,403   $105,413    $92,896

Approximate investment portfolio maturities at December 31, 1996 are as follows:

                                                Securities Available for Sale
                                                                  Estimated
                                                  Amortized         Market
                                                     Cost           Value

One year or less                                 $2,784,569      $2,790,416
After one year through five years                29,975,207      29,968,179
After five years through ten years               13,023,069      13,225,323
After ten years                                  31,454,766      31,432,422

          Total                                 $77,237,611     $77,416,340

The following table represents the carrying value of securities pledged to secure public deposits as required or permitted by law and securities sold under agreements to repurchase at December 31, 1996 and 1995:

                                                      1996           1995

U.S. Government and Federal Agencies              $9,277,788     $5,215,999
United States Treasury                             2,038,120      6,110,595
Obligations of state and political subdivisions    2,364,305      2,397,856

          Total                                  $13,680,213    $13,724,450

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  LOANS

Major categories of loans at December 31, 1996 and 1995 included in the portfolio are as follows:

                                                      1996           1995

Commercial real estate                           $17,258,779    $16,627,336
Commercial lines of credit                        25,519,673     23,164,048
Residential real estate                           21,954,916     19,231,938
Installment                                       24,310,783     18,662,005
Credit cards and other                             3,181,949      3,058,299
          Total loans                             92,226,100     80,743,626

Deferred loan fees, net                            (169,496)      (153,203)
Reserve for loan losses                          (1,118,864)    (1,062,993)
          Net loans                              $90,937,740    $79,527,430

Approximate loan portfolio maturities on fixed rate loans and repricing on variable rate loans at December 31, 1996 are as follows:

                                  Within      One to          After
                                 One Year    Five Years     Five Years      Total

Commercial-real estate         $8,268,126    $4,965,691     $4,024,962  $17,258,779
Commercial-lines of credit     18,750,841     5,969,949        798,883   25,519,673
Residential-real estate        10,083,115     1,836,594     10,035,207   21,954,916
Installment                     1,636,356    12,880,071      9,794,356   24,310,783
Credit cards and other          3,111,944        70,005             --    3,181,949
                              $41,850,382   $25,722,310    $24,653,408  $92,226,100

Mortgage loans held for sale are included above as residential real estate mortgage loans maturing within one year.

Loans on nonaccrual status were approximately $490,000 and $432,000 at December 31, 1996 and 1995, respectively. Interest income which would have been realized on non-accrual loans if they had remained current was insignificant.

Renegotiated loans were approximately $556,556 and $463,000 at December 31, 1996 and 1995, respectively. At December 31, 1996, $447,000 of these loans, under their renegotiated terms, are not considered impaired under SFAS No. 114.

The Banks have no commitments to extend additional credit on loans which are renegotiated, non-accrual or impaired at December 31, 1996.

At December 31, 1996 and 1995, Security Bank serviced approximately $179,074,000 and $141,649,000 respectively, of loans owned by others.

The Banks lending activities are concentrated along the central to southern Oregon coast.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  RESERVE FOR LOAN LOSSES

Transactions in the reserves for loan losses for the years ended December 31, 1996 and 1995 were as follows:

                                                     1996         1995

Balance, beginning of year                       $1,062,993   $1,016,770
Provision for loan losses                           208,000      160,000
Loans charged off                                 (215,438)    (185,158)
Recoveries of loans previously charged off           63,309       71,381

          Balance, end of year                   $1,118,864   $1,062,993

The recorded investment in loans for which an impairment has been recognized at December 31, 1996 and 1995 was $165,901 and $111,475, respectively. The related reserve for loan losses at December 31, 1996 and 1995 was $39,030 and $36,400, respectively. The average recorded investment in impaired loans during 1996 and 1995 was $174,630 and $159,482, respectively. Interest income recognized on impaired loans receivable during 1996 and 1995 was insignificant.



6.  DIRECT FINANCING LEASES

Following are the components of the net investment in direct financing leases at December 31, 1996 and 1995:

                                                     1996         1995

Total minimum lease payments receivable          $3,181,333   $2,998,730
Add:
  Estimated unguaranteed residual values
     of leased equipment                            426,182      274,609
  Equipment acquired for lease,
     under interim rent                              24,800      865,357
Less:
  Unearned income                                   629,835      596,892

     Net investment in direct financing leases   $3,002,480   $3,541,804

Future minimum lease payments to be received on direct financing leases are as follows:

Year ending December 31:
            1997            $1,025,179
            1998               885,654
            1999               699,721
            2000               397,687
            2001               123,647
            Thereafter          49,445

                 Total     $ 3,181,333

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PREMISES AND EQUIPMENT

The composition of premises and equipment at December 31, 1996 and 1995 is as follows:

                                                        1996        1995

Land                                                  $471,618    $100,000
Buildings                                            4,852,960   3,807,449
Furniture and equipment                              3,694,897   2,826,730
                                                     9,019,475   6,734,179

Less accumulated depreciation and amortization       3,897,202   3,493,026
                                                    $5,122,273  $3,241,153


8.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                Weighted   Carrying       Market
                                                Average    Value of      Value of
                                   Repurchase  Interest   Underlying    Underlying
                                     Amount      Rate       Assets        Assets

December 31, 1996: Overnight       $4,562,364    4.33%    $3,388,229    $3,388,229
December 31, 1995: Overnight       $2,874,619    4.10%    $3,620,660    $3,620,660

The securities underlying agreements to repurchase entered into by the Banks are for the same securities originally sold. In all cases, the creditor maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $3,708,000 for the year ended December 31, 1996 and the maximum amount outstanding at any month end for the year ended December 31, 1996 was approximately $4,562,000.



9.  TIME DEPOSITS

Time certificates of deposit in excess of $100,000 aggregated approximately $21,883,222 and $18,305,000 at December 31, 1996 and 1995, repectively.
Interest expense on these certificates amounted to approximately $1,360,720 and $855,000 for the years ended December 31, 1996 and 1995, respectively.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EMPLOYEE BENEFIT PLANS

Employee Savings Plan - Security Bank has a qualified profit sharing (401k) plan covering all half-time or greater personnel with at least twelve months of service. Actual contributions to the plan are determined by the Board of Directors and are not to exceed the amount deductible for Federal income tax purposes. Actual contributions amounted to 0% of voluntary employee contributions in both 1996 and 1995.

Employee Stock Ownership Plan (ESOP) - The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who meet the eligibility requirements. To be eligible, an employee must be age twenty-one or older and have completed one year of service during which the employee has at least 1,000 hours of service. The ESOP is noncontributory. Employees are 20% vested after two years of service and vesting increases at the rate of 20% each year thereafter such that employees are 100% vested after six years of service. The Company makes annual contributions to the ESOP at a minimum, sufficient to pay interest due on outstanding loans, required principal repayments, operating expenses and administrative fees. In certain years, the Company has also deposited additional funds to enable the ESOP to repurchase shares from participants. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from the collateral based on the proportion of debt service paid in the year and allocated to active employees.

The debt related to the ESOP is recorded as debt and the shares pledged as collateral are reported as Unearned ESOP Shares on the consolidated balance sheets. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as reduction of debt and accrued interest.

The Company has ESOP related debt of $0 and $644,000 to Bank of America at December 31, 1996 and 1995, respectively. In addition, during 1993, the Company loaned the ESOP $1,583,205 to purchase 365,000 shares of its common stock. The Company paid the note to Bank of America in 1996. However, the ESOP still owes the Company for this debt. These loans are not reflected on the Company's consolidated balance sheets at December 31, 1996 and 1995. The ESOP shares as of December 31, 1996 and 1995 were as follows:

                                       1996          1995

Allocated                            456,256       397,675
Shares released for allocation        66,647        58,581
Unreleased shares                    455,824       522,471
     Total ESOP shares               978,727       978,727

Fair value of unreleased shares   $3,988,460    $4,134,487

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plan - The Company maintains an Employee Stock Option Plan (the Employee Plan), adopted in 1995, under which 276,000 shares of common stock are reserved for issuance to key employees. The Employee Plan provides for the grant of options to purchase shares to selected employees. The purchase price of shares for which stock options are granted shall not be less than 100% of the fair market value of such shares on the date of the grant. Options granted under the Employee Plan are exercisable in installments and expire on such date as the Compensation Committee of the Board of Directors may determine, but not later than 10 years from the date of grant.

The following table summarizes stock option activity for the years ended December 31, 1996 and 1995:

                                                              Average
                                                Shares     Exercise Price

Granted in 1995                                 96,600         $5.67
Outstanding options at December 31, 1995        96,600         $5.67
Exercisable at December 31, 1995                    --         $  --
Shares available for future
   grant at December 31, 1995                  179,400

Granted in 1996                                     --            --
Outstanding options at December 31, 1996        96,600         $5.67
Exercisable at December 31, 1996                19,320         $5.67
Shares available for future
   grant at December 31, 1996                  179,400


11.  REGULATORY MATTERS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.
The Company's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 Capital to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Reserve Board categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's actual capital amounts and ratios are presented in the following table:

                                                                                To be Well
                                                                             Capitalized Under
                                                          For Capital        Prompt Corrective
                                       Actual          Adequacy Purposes     Action Provisions
                                  Amount     Ratio     Amount     Ratio      Amount     Ratio

As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets)   $20,069,025  17.02%   >$9,432,334  >8%    >$11,790,417  >10%

  Tier 1 Capital
    (to Risk Weighted Assets)   $18,950,161  16.07%   >$4,716,167  >4%     >$7,074,250   >6%

  Tier 1 Capital
    (to Average Assets)         $18,950,161  10.87%   >$5,229,434  >3%     >$8,715,724   >5%

As of December 31, 1995:
  Total Capital
    (to Risk Weighted Assets)   $14,122,971  13.12%   >$8,609,992  >8%    >$10,762,490  >10%

  Tier 1 Capital
    (to Risk Weighted Assets)   $13,059,978  12.13%   >$4,304,996  >4%     >$6,457,494   >6%

  Tier 1 Capital
    (to Average Assets)         $13,059,978  8.85%    >$4,428,781  >3%     >$7,381,301   >5%

The Banks, as state-chartered banks with deposits insured by the Federal Deposit Insurance Corporation ("FDIC") that are not members of the Federal Reserve System, are subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administrated through the Division of Finance and Corporate Securities ("Oregon Director"), and to the supervision and regulation of the FDIC. As of December 31, 1996, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The Banks, as state-chartered banks, are prohibited from declaring or paying any dividends in an amount greater than undivided profits. At December 31, 1996 and 1995, undivided profits of approximately $3,512,175 and $3,708,787, respectively, were available for the payment of dividends to the Company with prior regulatory approval.


12.  COMMITMENTS AND CONTINGENCIES

The banks are leasing four of their branches under operating leases which include various renewal and purchase options. The approximate future minimum rental payments under these leases are as follows:

Year ending December 31:

            1997              $134,000
            1998               116,300
            1999                82,800
            2000                82,800
            2001                82,800
            Thereafter         315,700

                 Total        $814,400

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense for all operating leases was approximately $117,000 and $94,000 for the years ended December 31, 1996 and 1995, respectively.

At December 31, 1996, the Banks have $19,644,287 of unused lines of credit.

In the normal course of business, there are various commitments outstanding, including commitments to extend credit and commercial letters of credit to ensure performance of certain commercial customer obligations.

At December 31, 1996 and 1995, these commitments and obligations were as follows:

                                   1996         1995

Loans at fixed rates          $6,413,000    $5,633,000
Loans at variable rates        2,297,000     1,065,000
                              $8,710,000    $6,698,000

The Company is a defendant in legal proceedings arising in the normal course of business. In the opinion of management the disposition of pending litigation will not have a material effect on the Companys financial position.


13.  PROVISION FOR INCOME TAXES

The provision for income taxes for the years ended December 31, 1996 and 1995 consists of the following:

                        1996         1995

Current               $803,000     $633,000
Deferred              (43,500)           --
                      $759,500     $633,000

The provision for income taxes results in effective tax rates which are different from the Federal income tax statutory rate. The nature of the differences for the years ended December 31, 1996 and 1995 are as follows:

                                               1996         1995
Computed expected Federal tax
 at statutory rate of 34%                    $945,183     $849,017
State taxes, net of Federal effect            118,990       57,878
Tax exempt interest                         (311,298)    (315,202)
Change in valuation allowance                (34,828)        7,273
ESOP fair value adjustment and dividends       70,136       29,545
Other, net                                   (28,683)        4,489
                                             $759,500     $633,000

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                               1996         1995
Deferred tax assets:
  Loans receivable, due to allowance
   for possible loan losses                  $289,558     $273,059
  Other liabilities, due to deferred
   compensation reserve                       202,178      199,323
  Deferred loan fees                           50,846       58,984
  Net operating loss carryforward              28,564           --
  Other                                       230,025      112,423

          Total gross deferred tax assets     801,171      643,789

Less valuation allowance                    (184,000)    (237,000)

          Net deferred tax assets            $617,171     $406,789

Deferred tax liabilities:
  Investment securities, due to reserve
   for unrealized gains                       $65,810     $414,716
  Investment securities,
     due to accretion of discount              92,918       75,899
  Premises and equipment,
     due to difference in depreciation        488,709      278,351
  Other                                        68,419       57,590

Total gross deferred tax liabilities          715,856      826,556

          Net deferred tax liability        $(98,685)   $(419,767)

The valuation allowance for deferred tax assets as of January 1, 1995 was $356,000. The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 were a decrease of $53,000 and $119,000, respectively. Of the net change in the valuation allowance for 1996, $18,172 was credited to equity in 1996.

The Company has determined that the valuation allowance of $184,000 is reasonable as it is more likely than not that the net deferred tax asset of $617,171 will be principally realized through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences, and to a minor extent, future taxable income. Management believes that future taxable income will be sufficient to realize the benefits of temporary differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  TRANSACTIONS WITH RELATED PARTIES

Some of the directors, executive officers and principal shareholders of the Company, and the companies with which they are associated, are customers of and have had banking transactions with the Banks in the ordinary course of business, and the Banks expect to have such transactions in the future. All loans and commitments to loan included in such transactions were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Banks, do not involve more than the normal risk of collectibility or present any other unfavorable features.

An analysis of activity with respect to loans to directors, executive officers and principal shareholders of the Company for the year ended December 31, 1996 and 1995 is as follows:

                                    1996         1995

Balance, beginning of year      $2,541,949    $1,427,207
Additions                        1,024,438     2,499,964
Repayments                     (1,676,943)   (1,385,222)

     Balance, end of year       $1,889,444    $2,541,949

15.  FEDERAL HOME LOAN BANK BORROWINGS

At December 31, 1996, Security Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $17,027,500 with a weighted average rate of 5.70% and a weighted average maturity of 240 days. These advances were collaterized by certain investment securities, certain residential first mortgage loans, deposits with the FHLB, and FHLB stock totaling approximately $17,027,500 at December 31, 1996. The FHLB requires Security Bank to maintain a level of investment of FHLB stock.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the following information is presented.

Financial instruments have been construed to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. The estimated fair values of the Companys financial instruments are as follows:

                                                          December 31, 1996
                                                    Carrying Amount   Fair Value

Financial assets:
  Cash equivalents and time deposits                    $8,706,672    $8,706,672
  Investment securities                                 77,416,340    77,416,340
  Loans, net                                            88,754,119    88,234,279
  Mortgage loans held for sale                           2,183,621     2,183,621
  Federal Home Loan Bank stock                           2,168,700     2,168,700

Financial liabilities:
  Deposits                                             148,594,404   144,585,587
  Securities sold under agreements to repurchase         4,562,364     4,562,364
  Short term borrowings                                    577,821       577,821
  Federal Home Loan Bank borrowings                     17,027,500    17,045,970

Off balance sheet financial instruments:
  Loan commitments                                       8,320,000     8,320,000
  Letters of credit                                        390,000       390,000

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgements and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

Financial Assets - The estimated fair value approximates the book value of cash equivalents and time deposits. For investment securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of mortgage loans held for sale and Federal Home Loan Bank stock approximates their carrying amounts.

Financial Liabilities - The estimated fair value of deposits is estimated by discounting the future cash flows using current rates at which similar deposits would be made. The estimated fair value approximates the carrying amounts of short term borrowings and securities sold under agreements to repurchase. The estimated fair value of Federal Home Loan Bank borrowings is estimated by discounting the future cash flows using current rates at which similar borrowings would be made.

Off-Balance Sheet Financial Instruments - Fair value considers the difference between current levels of interest rates and committed rates. See note 12 to the consolidated financial statements.

The Company did not hold any derivative financial instruments in its investment portfolio at or during the year ended December 31, 1996, with the exception of collaterized mortgage obligations.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.




Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information Regarding Directors and Nominees
The following table shows as to each nominee for Director and for those Directors whose terms have not yet expired, the identified information as of February 1, 1997.

                                                  Year
                                                  Elected or
Name                 Age Position                 Appointed     Year Term
                                                  as Director   Expires
Charles D. Brummel   57  Director/President/
                         Chief Executive Officer    1974         1999
E. Samuel Dement     76  Director/Chairman          1969         1998
Ralph W. Gazeley     68  Director/Secretary         1989         1998
Donald L. Goddard    73  Director                   1974         1997
Thomas R. Graham     65  Director                   1983         1999
Kathleen M. Kerins   55  Director                   1996         1997
William A. Lansing   50  Director                   1991         1998
Kenneth P. Messerle  56  Director                   1992         1999
Harry A. Slack Jr.   67  Director                   1972         1997
Glenn A. Thomas      55  Director                   1995         1998

Experience of Directors
The business experience of each of the directors and executive officers for at least the past five years has been as follows:

Charles D. Brummel has served as a Director, President and Chief Executive Officer of the Company and of Security Bank since 1974. He was a director of the Board of the Oregon Bankers Association from 1977 to 1989 and served as its president in 1986/1987. He is Chairman of the Board of Directors of the OBA Insurance Agency. He also served as a director of the American Bankers Association from 1986 to 1989 and currently serves as a member of the Board of Directors of Lincoln Security Bank. He serves as ex-officio member of all bank committees.

E. Samuel Dement is a Myrtle Point, Oregon, cattle rancher, and former Oregon State Senator. Dement's family were Coos County pioneers and founders of Security Bank, in Myrtle Point, in 1919. As Chairman of the Board of Directors, he serves as ex-officio member of all committees of the Board of Directors and is chairman of the Growth Committee.

Ralph W. Gazeley is a retired high school teacher, formerly employed by North Bend School District. He serves on the Community Reinvestment Act Committee of Security Bank and the Audit/Exam Committees of both the Company and Security Bank.

Donald L. Goddard is a retired oil distributor and former owner of Goddard Energy Company, in Bandon, Oregon. He serves on Security Bank's Audit/Exam and Community Reinvestment Act Committees.

Thomas R. Graham is General Manager and Director of Coos Head Builders Supply, Inc., in North Bend, Oregon, where he has been employed since 1968. He serves on the Loan Committee of Security Bank, the Audit/Exam
Committees of both the Company and Security Bank, and is Chairman of the Nominating Committee.

Kathleen M. Kerins is local manager of Pacific Power & Light. She serves on the Compensation & Benefits and Nominating Committees.

William A. Lansing is President of Menasha Corporation Forest Products Group, in North Bend, Oregon, where he has been employed since 1970. Lansing serves on the Growth and Nominating Committees and is Chairman of the Compensation & Benefits Committee.

Kenneth C. Messerle recently sold his share in the family business of Messerle & Sons, Inc., a cattle and timber corporation, in Coos County, and formed a cattle brokerage business. In 1996, he was elected to the State Liegislature for District 48. He serves on Security Bank's Loan Committee and the Company's Growth Committee and is Chairman of the Audit/Exam Committees of both the Company and Security Bank. Mr. Messerle also serves on the Board of Directors of Lincoln Security Bank.

Harry A. Slack, Jr. is a retired Attorney, who practiced law for 37 years. Currently he is President of Slack Fisheries. He serves on Security Bank's Loan Committee and is Chairman of the Community Reinvestment Act Committee.

Glenn A. Thomas is the owner of Thomas & Son Beverage, Inc., and its subsidiaries, Thomas & Son Trucking and Thomas & Son Transportation Systems, in Coos Bay, Oregon. He has been the Oregon Director for the Rocky Mountain Wholesalers Association, a director and officer of Oregon Beer & Wine Distributors Association, and a director of National Beer Wholesalers. He serves on Security Bank's Loan Committee, and the Company's Compensation & Benefits, Audit/Exam and Growth Committees.


Board of Directors
During the year ended December 31, 1996, the Board of Directors held 12 regularly scheduled meetings. All directors attended at least 75 percent of the board meetings and committee meetings they were eligible to attend.

Committees
The Company's Board of Directors has established a Compensation Committee comprised of three non-employee directors William A. Lansing, Kathleen M. Kerins, and Glenn A. Thomas. The Compensation Committee determines the salary of the Chief Executive Officer and the bonuses and stock option grants to Chief Executive Officer and other executive officers of the Company.

The Board of Directors has a standing Audit/Exam Committee consisting of Glenn A. Thomas, Kenneth P. Messerle, Thomas R. Graham, Ralph W. Gazeley, and Donald L. Goddard. The Audit/Exam Committee is responsible for overseeing regulatory compliance matters, and reviewing periodic examinations by state and federal regulators of the Company and the subsidiary banks.

The Growth Committee, of which Kenneth P. Messerle, E. Samuel Dement, William A. Lansing, and Glenn A. Thomas are members, is responsible for the development and implementation of the Company's strategic growth plan, including preliminary evaluation of strategic opportunities as they arise.

The Board of Directors appointed a Nominating Committee, consisting of William A. Lansing, Kathleen M. Kerins and Thomas R. Graham, to recommend nominees for election of directors at the annual meeting of shareholders. Shareholders who wish to make recommendations to the Nominating Committee for directors to be nominated for election at the 1998 annual meeting of shareholders may do so in writing addressed to the Secretary of the Corporation at the address indicated above no later than October 15, 1997.

Compensation
Pursuant to a Board of Directors Merit Compensation Plan, effective as of January 1, 1996, directors of the Company each received $300 in compensation for each meeting of the Board of Directors attended in 1996, and $100 for each committee meeting attended. Directors also receive shares of Company stock as additional compensation based upon the return on average equity for the Company. Directors received or will receive an aggregate of 4,701 shares of Company stock in addition to the cash compensation.

Executive Officers
Charles D. Brummel is Chief Executive Officer and President of the Company, and Chief Executive Officer of Security Bank. Michael J. Delvin is Executive Vice President/Loan Administrator of the Company, and is also an executive officer of Security Bank. Additional executive officers of Security Bank are Guy L. Williams, President and Executive Vice President/Loan Administrator Antoinette M. Poole. Executive Officers serve at the discretion of the Board of Directors.

The following sets forth certain information about the executive officers of the Company and Security Bank, other than Chuck Brummel:

Michael J. Delvin, age 48, employed by the Company since 1992, is Executive Vice President and Loan Administrator of the Holding Company. Delvin was previously employed by First Interstate Bank. He serves on the Oregon Bankers Association Government Relations Committee and as a director of OBA Services, Inc.

Antoinette M. Poole, age 50, serves as Security Bank's Executive Vice President and Loan Administrator. She has been employed by Security Bank since 1976, and is a trustee of the Company's Employee Stock Ownership Plan. She is a member of the American Institute of Banking and Financial Women International.

Guy L. Williams, age 48, was recently appointed President of Security Bank. He was formerly a Senior Vice President and Commercial Loan Officer. He was previously employed by Western Bank as a Vice President and Branch Manager. He is a member of the Rotary, United Way, Chamber of Commerce, Lions Club and the Kiwanis Club.


Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Securities Exchange Act of 1934, as amended, ("Section 16") requires that all executive officers and directors of the Company and all persons who beneficially own more than 10 percent of the Company's Common Stock file an initial report of their ownership of the Company's securities on Form 3 and report changes in their ownership of the Company's securities on Form 4 or Form 5. These filings must be made with the Securities and Exchange Commission and the National Association of Securities Dealers with a copy sent to the Company.

Based solely upon the Company's review of the copies of the filings which it received with respect to the fiscal year ended December 31, 1996, the Company believes that all reporting persons made all filings required by
Section 16 on a timely basis.

Item 10.  Executive Compensation

The following table sets forth compensation earned for the fiscal year ended December 31, 1996 by each executive officer of the Company receiving over $100,000 of total compensation during such year:

                                                     Other           Total
Name and Principal Position    Salary    Bonus   Compensation(1)  Compensation                Salary  Bonus

Charles D. Brummel            $125,573  $62,700      $4,787         $193,060
President/Chief
Executive Officer
Director

Michael J. Delvin             $83,183   $36,263         $--         $119,446
Executive Vice
President

____________________
(1) Consisting of Company provided auto.

Incentive Cash Bonus Plan. The Board of Directors of the Bank believes that an incentive bonus based on earnings motivates management to perform at the highest levels. Management performance has a direct impact on the short-range and long-range profitability and viability of the institution and an incentive bonus promotes the retention of qualified management. Directors also believe that compensation programs with incentive pay as a significant portion of compensation allow base salaries to remain relatively constant, even during highly profitable periods, thereby containing salary costs during any less profitable periods. The management incentive bonus program is at the discretion of the Board. Specific performance levels and awards are developed by the Compensation Committee of the Board and approved annually by the Board of Directors. For 1996, the plan provided incentives for the four executive officers, Brummel, Delvin, Williams and Poole. The size of the total incentive is determined by a formula based upon the earnings of the Company with a threshold level of return on equity of 9%. The four officers (Brummel, Delvin, Williams and Poole) received 51%, 29%, 15% and 5% of this total respectively during the course of the year.

Phantom Stock Deferred Compensation Plan. As of January 1, 1996, the Company established a deferred compensation plan for a select group of key employees to provide for unfunded, non-qualified deferred compensation to assist in attracting and retaining such key employees and to encourage such employees to devote their best efforts to the business of the bank. An eligible employee is permitted to defer up to 20% of that employee's base salary and 100% of any cash bonus, and is required to defer not less than 2% of base salary and 20% of any cash bonus. Deferred compensation is credited to the participant's account in the form of Phantom Stock Units, the number of units being determined by dividing the amount of the compensation deferred by the base price established annually by the Board of Directors for that Plan Year's deferrals. The base price of each unit is the average of the bid and ask prices of the Company's common stock for the last ten trading days of the preceding calendar year. Distributions to a participating employee are made in cash only and are made within 60 days after the earlier of the employee's death, disability, termination of employment, change of control of the Company or the attainment of the age specified in the Plan agreement between the employee and Security Bank. Upon distribution, the deferred compensation amount is valued by multiplying the cumulative number of Phantom Stock Units by the average of the bid and ask prices of Company common stock on the date of distribution. Currently, Mr. Brummel is the only participant in the plan.

Severance Agreement. In addition to Mr. Brummel's regular compensation, the Bank has agreed to pay him additional compensation should his employment with the Bank be terminated under certain conditions. The severance agreement is effective only if Mr. Brummel's employment is involuntarily terminated in connection with the merger or sale of the Bank and/or the Company, or if he elects to terminate his employment within one year of a merger or sale. In the event of such a termination, the Bank has agreed to pay Mr. Brummel a sum equal to twelve times his monthly base salary in effect at the time of the merger or sale. The base salary includes monthly gross salary but does not include bonuses or other compensation, plus any deferred or unpaid portion of his annual bonus.

If the severance agreement had been triggered as of December 31, 1996, Mr. Brummel would have been entitled to a payment of $145,390.

Stock Option Plan. The Company adopted a combined incentive and non-qualified stock option plan (the "Plan") effective May 1, 1995, and approved by the shareholders at the annual shareholders meeting on March 20, 1996. Pursuant to the Plan, options may be granted at the discretion of the Board of Directors or such committee as it may designate, to key employees, including employees who are directors of the Company.

The purpose of the Plan is to advance the interests of the Company and its shareholders by enabling the Company to attract and retain the services of people with training, experience and ability and to provide additional incentive to key employees and directors of the Company by giving them an opportunity to participate in the ownership of the Company.

The Plan reserves 276,000 shares of the Company's unissued common stock for possible grants to employees. The purchase price of shares issuable upon exercise of options is not less than 100% of the fair market value per optioned share at the time of the grant. Each option granted under the plan is exercisable for up to ten years following the date of grant.

As of December 31, 1996, options to purchase 96,600 shares, adjusted for stock dividends and splits, have been granted pursuant to the Plan. The following table sets forth information regarding outstanding options granted pursuant to the Plan, each of which became exercisable as to 20% of the shares on May 1, 1996, and an additional 20% becoming exercisable each year thereafter.

There were no options granted in 1996. The following table sets forth information regarding options outstanding as of March 1, 1997:

                     Number of  Percentage of   Exercise    Expiration
Name                  Shares    Total Options    Price         Date

Charles D. Brummel     69,000      71.4%         $5.67     April 30, 2005
Michael J. Delvin      27,600      28.6%         $5.67     April 30, 2005

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of March 1, 1997, the shares of common stock beneficially owned by all of the directors, nominees for election as directors, and executive officers of the Company. As of that date there were 3,169,621 shares of the Company's common stock issued and outstanding. All shares are held directly unless otherwise indicated.

                                                        Number     Percent
Name (1)                                              of Shares   of Class

Charles D. Brummel (Director/Officer)(2)              45,737(2)     1.44%
Michael J. Delvin (Officer)(3)                         7,893(3)     0.25%
E. Samuel Dement (Director)(4)                        81,635(4)     2.58%
Ralph W. Gazeley (Director)(5)                        75,853(5)     2.39%
Donald L. Goddard (Director)(6)                       30,626(6)     0.97%
Thomas R. Graham (Director)(7)                         2,305(7)     0.07%
Kathleen M. Kerins (Director)(8)                         458(8)     0.01%
William A. Lansing (Director)(9)                      17,784(9)     0.56%
Kenneth C. Messerle (Director)(10)                    4,143(10)     0.13%
Antoinette M. Poole (Officer)(11)                   978,967(11)    30.88%
Harry A. Slack, Jr. (Director)(12)                   26,943(12)     0.85%
Glenn A. Thomas (Director)(13)                        4,037(13)     0.13%
Guy L. Williams (Officer)                                    --     0.00%
All Directors and Executive
Officers as a Group (13 persons)                1,225,776(2-13)    38.67%

____________________

 (1) The business address of all directors and officers is 170 S. Second St., Coos Bay, Oregon 97420.
 (2) Charles D. Brummel's holdings include 3,025 shares held jointly with spouse and 42,712 shares vested in the ESOP (364 of which vested shares are allocated to Mr. Brummel's spouse who is also an employee of Security Bank).
 (3) Michael J. Delvin holds 7,893 shares in the ESOP, 4,735 of which have been vested as of this date.
 (4) E. Samuel Dement holds 81,126 shares jointly with his spouse.
 (5) Ralph W. Gazeley shares include 75,457 held in a Gazeley Revocable Living Trust.
 (6) Donald L. Goddard's holdings include 30,626 shares held jointly with his spouse.
 (7) Thomas R. Graham's holdings include 72 shares held jointly with his spouse.
 (8) Kathleen M. Kerrins' holdings include 358 shares held jointly with her son.
 (9) William A. Lansing  holds  17,219 shares jointly with his spouse.
(10) Kenneth C. Messerle's holdings include 3,321 shares held jointly with his spouse and 78 shares held jointly with his grandchildren.
(11) Antoinette M. Poole is one of three Trustees of the ESOP, all of whose shares (978,728) are included herein. Individually, she holds 239 shares and 17,995 shares vested in the ESOP.
(12) Harry A. Slack, Jr.'s holdings include 2,875 shares held jointly with his spouse, 5,647 held in the Slack Marital Fund Trust, 7,796 held in the Slack Residuary Fund Trust, 9,590 shares held jointly with his mother, and 1,035 shares held directly by his spouse.
(13) Glenn A. Thomas holds 3,500 shares jointly with his spouse.

The following table sets forth as of March 1, 1997, the shares of common stock beneficially owned by the only persons known by the Company to own more than 5% of the Company's common stock.

Name and Address        Number of Shares    Percent of Class

Ronald C. La Franchi        521,404             16.45%
580 North Central
Coquille, OR 97411

Security Bank Holding
Company Employee Stock
Ownership Plan Trust(2)     978,728(1)          30.88%
170 S. Second St.
Coos Bay, Oregon  97420

____________________
(1)Includes 513,862 shares held of record by the Security Bank Holding Company Employee Stock Ownership Plan Trust which are not allocated to employees and are pledged to secure repayment of indebtedness to the Company.
(2)Trustees of the Trust are appointed by the Board of Directors of the Company and currently consists of Martin Stone, attorney, Coquille, Oregon, Antoinette M. Poole, Executive Vice President/Loan Administrator with the Bank, North Bend, Oregon and Tim Salisbury, of Bay Area Hospital, Coos Bay, Oregon.

Item 12.  Certain Relationships and Related Transactions

Some of the directors and officers of the Company and of the Bank, and members of their immediate families and firms and corporations with which they are associated, have had transactions with the Bank, including borrowings and investments in time deposits. All such loans and investments have been made in the ordinary course of business, have been made on substantially the same terms, including interest rates paid or charged and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1996, the aggregate outstanding amount of all loans to officers and directors was approximately $1,889,000, which represented approximately 10.19% of the Company's consolidated shareholders' equity at that date.

No director or principal officer of the Company has a direct family relationship with another director or executive officer of the Company or the Bank.



Item 13.  Exhibits and Reports on Form 8-K

The following exhibits are being filed with this Form 10-KSB or incorporated herein by reference. This list constitutes the Exhibit Index:

Exhibit

3(i)      Articles of Incorporation of Security Bank Holding Company *

3(ii)     Bylaws of Security Bank Holding Company *

4.0       Specimen Common Stock Certificate *

10.1 Commercial Lease Agreement, dated September 26, 1995, between George L. and Mary E. Carter and Security Mortgage, a Division of Security Bank, relating to the Eugene, Oregon, mortgage office *

10.2 Commercial Lease, dated November 18, 1988 between South Coast Center and Security Bank, relating to the Brookings-Harbor branch *

10.3 Lease Agreement, dated November 1, 1978, between Philip J. and Ann Keizer and Security Bank, relating to the North Bend branch, and Assignment of Lease, dated July 25, 1986 *

10.4 Termination Allowance Agreement, dated September 28, 1981, and amended December 15, 1988, between Security Bank and Charles D. Brummel *

10.5      Shareholders Agreement between Class A Common and
          Class B Common Shareholders of Lincoln Security Bank *

10.6      1995 Stock Option Plan of Security Bank Holding Company *

10.7      Form of Board of Directors Merit Based Compensation Plan *

10.8      Schedule of 1991 Incentive Bonus Plan *

10.9      Security Bank Phantom Stock Deferred Compensation Plan *

27.0      Financial Data Schedule

* Incorporated by reference to the Company's registration statement on Form SB-1 (File No. 33-80795) declared effective by the Securities and Exchange Commission on September 12, 1996.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SECURITY BANK HOLDING COMPANY


                    By:  /s/ CHARLES D. BRUMMEL
                         Charles D. Brummel, President and
                         Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1997:



/s/ CHARLES D. BRUMMEL
Charles D. Brummel, Director, President and
Chief Executive Officer



/s/ E. SAMUEL DEMENT                    /s/ WILLIAM A. LANSING
E. Samuel Dement,  Director             William A. Lansing, Director




/s/ RALPH W. GAZELEY                    /s/ KENNETH C. MESSERLE
Ralph W. Gazeley, Director              Kenneth C. Messerle, Director




/s/ DONALD L. GODDARD                   /s/HARRY A. SLACK, JR.
Donald L. Goddard, Director             Harry A. Slack, Jr., Director




/s/ THOMAS R. GRAHAM                    /s/GLENN A. THOMAS
Thomas R. Graham, Director              Glenn A. Thomas, Director




/s/ KATHLEEN M. KERINS                  /s/ RON L. FARNSWORTH
Kathleen M. Kerins, Director            Ron L. Farnsworth, Controller
                                        (Chief Accounting Officer)