Form 10QSB
period 1997-03-31
SECURITY BANK HOLDING CO
filed 1997-04-25
CIK 879116

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the quarterly period ended March 31, 1997 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from      to

     Commission file number    0-27590

                          SECURITY BANK HOLDING COMPANY
        (Exact name of small business issuer as specified in its charter)

     Oregon                               93-0800253
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

     170 S. Second St., Coos Bay, Oregon             97420
     (Address of Principal Executive Offices)        (Zip Code)

                                  (541) 267-5356
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES X    NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                    Outstanding at April 24, 1997
     Common Stock, $5.00 par value           3,169,670


Transitional Small Business Disclosure Format (check one):  YES   NO X

============================================================================

                         PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements.

                  SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

ASSETS                                          Mar. 31, 1997   Dec. 31, 1996

Cash and cash equivalents:
  Cash and due from banks                           $6,131          $8,437
  Federal funds sold                                 2,675              --
     Total cash and cash equivalents                 8,806           8,437

Time deposits - domestic financial institutions        180             270
Investment securities available for sale            78,630          77,416
Loans, net                                          93,496          88,754
Mortgage loans held for sale,
   at cost which approximates market                 1,433           2,184
Net investment in direct financing leases            3,152           3,002
Premises and equipment, net                          5,469           5,122
Federal Home Loan Bank stock, at cost                1,872           2,169
Other assets                                         4,232           4,070
     Total assets                                 $197,270        $191,424

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits:
   Demand                                          $22,019         $20,954
   Interest bearing demand                           3,729           3,854
   NOW accounts                                     25,043          23,986
   Money market accounts                            22,304          19,903
   Savings accounts                                 14,345          14,709
   Time deposit                                     65,137          65,188
     Total deposits                                152,577         148,594

Securities sold under agreements to repurchase       4,477           4,562
Short term borrowings                                  579             578
Federal Home Loan Bank borrowings                   19,413          17,028
Other liabilities                                    1,017           1,178
     Total liabilities                             178,063         171,940

Minority interest in subsidiary                        930             938
Shareholders' equity:
  Nonvoting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued           --              --
  Voting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued           --              --
  Common stock, $5 par value.
     Authorized 10,000,000 shares - issued and
     outstanding 3,169,655 shares in 1997
     (3,164,920 shares in 1996)                     15,848          15,825
Surplus                                              1,105           1,041
Retained earnings                                    3,367           3,295
Unearned ESOP shares at cost                       (1,718)         (1,728)
Unrealized gain on investment securities
   available for sale                                (325)             113
     Total shareholders' equity                     18,277          18,546

Total liabilities, minority interest
and shareholders' equity                          $197,270        $191,424


           See accompanying notes to consolidated financial statements

                  SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three months ended March 31,
                                                         1997         1996
Interest income:
  Interest on loans                                     $2,284       $2,061
  Interest and dividends on securities:
     Taxable                                             1,013          665
     Exempt from Federal income tax                        206          252
     Interest on time deposits-domestic
         financial institutions                              4            8
     Dividend income on Federal Home Loan Bank stock        36           28
     Interest on Federal funds sold                         17           60
  Income on direct financing leases                         73           91
       Total interest income                             3,633        3,165

Interest expense:
  Deposits
     Interest bearing demand                                29           21
     NOW                                                    63           60
     Money market                                          186          137
     Savings                                                87           97
     Time                                                  847          730
  Securities sold under agreements to repurchase            56           30
  ESOP debt                                                 --           14
  Short term borrowings                                      6            6
  Federal Home Loan Bank borrowings                        250          171
       Total interest expense                            1,524        1,266

     Net interest income                                 2,109        1,899
Provision for loan losses                                   68           45
     Net interest income after provision
        for loan losses                                  2,041        1,854

Other income:
  Service charges on deposit accounts                      250          217
  Gain on sale of investments available for sale, net        3           14
  Loan servicing fees                                       68           80
  Sold real estate loan fees                               255          257
  Other                                                    156           99
     Total other income                                    732          667

Other expense:
  Salaries and employee benefits                         1,285        1,116
  Occupancy of bank premises                               122          106
  Furniture and equipment                                  220          184
  Professional fees                                        115          120
  FDIC assessment                                            4            1
  Supplies                                                  83           46
  Other                                                    415          431
     Total other expense                                 2,244        2,004

       Income before provision for income taxes            529          517
Provision for income taxes                                 158          155
       Net income                                         $371         $362

       Net income per share                               $.14         $.17

           See accompanying notes to consolidated financial statements

                  SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                  Three months ended March 31,
                                                             1997      1996
Cash flows provided by operating activities:
Net income                                                   $371      $362
Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                               152       159
  Provision for loan losses                                    68        45
  Origination of mortgage loans held for sale            (11,113)  (15,514)
  Proceeds from mortgage loans sold                        11,864    15,874
  Net loss on sale of fixed assets                             --        10
  Net loss on call of investment securities
     available for sale                                       (3)        --
  Net gain on sale of investment securities
     available for sale                                        --      (14)
  Federal Home Loan Bank stock dividend                      (36)      (28)
  ESOP related compensation expense                            99       146
  Increase in other assets                                  (162)      (15)
  Increase in other liabilities                                97       262
          Net cash provided by operating activities         1,337     1,287

Cash flows from investing activities:
  Net decrease in time deposits-domestic
     financial institutions                                    90       180
  Purchase of investment securities available for sale    (5,830)  (19,883)
  Proceeds from sale of investment securities
     available for sale                                        --     5,606
  Proceeds from maturities and call of investment
     securities available for sale                          3,924     1,527
  Net loan originations                                   (4,723)     (229)
  Purchase of participations                                 (87)      (23)
  Additions to premises and equipment                       (500)     (138)
  Purchase of Federal Home Loan Bank stock                  (941)     (221)
  Redemption of Federal Home Loan Bank stock                1,274        --
  Proceeds from sale of premises and equipment                 --        18
  Originations of direct financing leases                   (511)     (185)
  Gross payments on direct financing leases                   361       284
  Minority interest in subsidiary                             (8)        --
     Net cash used in investing activities                (6,951)  (13,064)

Cash flows from financing activities:
  Net increase in deposits                                  3,983     5,939
  (Decrease) increase in securities sold with
     agreements to repurchase                                (85)       104
  Increase of Federal Home Loan Bank borrowings             2,385     2,221
  Payment of dividends                                      (299)     (225)
  Other                                                       (1)        70
     Net cash provided by financing activities              5,983     8,109

     Net increase in cash and cash equivalents                369   (3,668)

Cash and cash equivalents at beginning of period            8,437     8,097

Cash and cash equivalents at end of period                 $8,806    $4,429

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                            $1,538    $1,174
       Income taxes                                            15        68
Supplemental disclosures of investing activities:
  Unrealized (loss) gain on investment
       securities available for sale, net of tax           $(438)      $805
  Loans transferred to other real estate owned                $--       $--

           See accompanying notes to consolidated financial statements

                  SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)  Summary of Significant Accounting Policies

(a)  Basis of Financial Statement Preparation
The accompanying consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.


(b)   Net Income Per Share
Net income per share is based on the weighted average number of common share and common stock equivalents outstanding during each period (2,713,756 and 2,189,139 shares at March 31, 1997 and 1996, respectively) and the effect of stock options to the extent they are deemed to be dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter ending March 31, 1997 and 1996

General.   Net income increased to $371,000 for the three months ended March 31,
1997 from $362,000 for the same period of 1996, a 2.5% increase. The increase in both interest expense and other expense were offset by increases in interest income and other income. The increase in net income is mostly attributable to an increase in net earning assets over the same period in 1996.


Net Interest Income.   Net interest income before the provision for loan losses
increased $210,000 or 11.1% for the three months ended March 31, 1997 over the same period in 1996. The increase in interest income was primarily due to $28.5 million or 19.1% increase in average interest-earning assets for the three months ended March 31, 1997 over the same period in 1996. The increase in average interest-earning assets was mostly attributable to an increase in investment securities volume of $18.4 million, which accounted for $303,000 of the total increase in interest income, and an increase in loan volume of $13.5 million, which accounted for $343,000 of the total increase in interest income. Average interest-bearing liabilities increased $26.4 million or 18.3% for the three months ended March 31, 1997, compared to the same period in 1996. The volume increase accounted for $285,000 of the total increase in interest expense.


Provision for Loan Losses.   The loan loss provision during the three month
period ended March 31, 1997, was $68,500 and $45,000   for the same period in
1996. Net charge-offs during the three month periods were $37,000 and $12,000 for 1997 and 1996, respectively. The increase in loan loss provision includes $13,500 for Lincoln Security Bank, which commenced operations in May, 1996.

Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $1,150,000 at March 31, 1997, as compared to $1,096,000 at March 31, 1996. The Company's ratio of reserve for loan losses to total loans was 1.16% at March 31, 1997, compared to 1.30% at March 31, 1996.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $550,000 and $444,000 at March 31, 1997 and 1996, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.


Other Income.   Other income increased 9.9% to $732,000 for the three months ended March 31, 1997 as compared to $667,000 for the same period in 1996. The increase in other income is due primarily to an increase in service charges on deposit accounts, resulting from an increase in total deposit balances. Loan servicing fees have decreased approximately $12,000 from the first quarter of 1996, resulting from a sale of the servicing portfolio in November 1996. Given the Company's acquisition of servicing through normal production, it is estimated that loan servicing income will increase to fourth quarter 1996 levels within one year.


Other Expense.   Other expense increased 12% to $2,244,000 for the three months ended March 31, 1997 compared to $2,004,000 for the same period in 1996. The primary other expenses are salaries and the related employee benefits, and expenses relating to occupancy and equipment. Salaries and employee benefits were up due to increased staff levels and approximately $207,000 in additional operating expenses associated with Lincoln Security Bank, which, as discussed above, commenced operations in May 1996.

Compensation expense associated with the Employee Stock Ownership Plan (ESOP), a leveraged employee-retirement benefit plan which owns approximately 30.8% of the common stock of the Company, has been adjusted in anticipation of a restructuring of the related ESOP debt in fiscal 1997. The net result of this adjustment is approximately $53,000 in lower compensation expense for the three months ended March 31, 1997 as compared to the same period in 1996. ESOP compensation expense is based upon the number of shares of stock released during the year at the average share price during the year. Given the recent increase in share price of the Company's stock, and given the planned retirement benefit levels provided to the employees of the Company, the Company is in the process of restructuring the related ESOP debt, which determines the total number of shares released during the year. It is anticipated the ESOP debt will be extended past its present maturity, thereby reducing ESOP related compensation expense recorded by the Company. The process of restructuring the ESOP debt will involve obtaining a Private Letter Ruling (PLR) from the Internal Revenue Service. Recently issued PLR's suggest the Company will be able to restructure the ESOP debt. However, there can be no assurance the restructuring will be successful at this time. Based on the original debt structure, and given the recent increase in the price of the Company's common stock, compensation expense for the first quarter of 1997 would have been approximately $90,000 higher, for a total of $160,000, compared to $123,000 for the first quarter of 1996.



Financial Condition

Total assets have continued to grow in 1997 as compared to the prior periods. Total assets have grown 3% to $197.3 million at March 31, 1997, compared to $191.4 million at December 31, 1996. The growth in assets in 1997 was primarily the result of loan demand, as the southern Oregon coast's growth and economic factors continue to be favorable. The ratio of gross loans and leases to deposits increased to 65% at March 31, 1997, compared to 64% at December 31, 1996. Lincoln Security Bank, opened in May 1996 in Newport, Oregon, had total assets of $18.5 million and total deposits of $15.5 million as of March 31, 1997.

The growth in interest-earning assets has been predominantly in loans and investment securities. Net loans and leases increased $4.1 million from December 31, 1996, to March 31, 1997. Investment securities increased $1.2 million as of March 31, 1997, due to the continued growth in deposit funds and Federal Home Loan Bank borrowings available for investment. Federal funds sold, reflecting short term (over-night) investments, increased at the comparable period-end time frames. The level of federal funds sold fluctuates daily relative to loan demand, deposit fluctuations and investment activity, and provides a source of liquidity for the Company.

Deposit growth continued for the three months ended March 31, 1997. Total deposits increased $4.0 million to $152.6 million at March 31, 1997, compared to $148.6 million at December 31, 1996. The growth in 1997 has been predominantly in interest-bearing deposits. The ratio of interest-bearing deposits to total deposits decreased slightly from 85.9% at December 31, 1996, to 85.6% at March 31, 1997.

Security Bank is a member of the Federal Home Loan Bank of Seattle. This membership allows Security Bank access to low cost, long-term funding otherwise unavailable. Security Bank has utilized this funding, and in 1996 borrowed $5.5 million to support loan and investment growth. In the three months ended March 31, 1997, Security Bank has borrowed an additional $2.4 million, leaving the balance at $19.4 million as of March 31, 1997.

Liquidity

Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base.
A further source of liquidity is the Company's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $10.5 million for the purchase of funds on an overnight basis. As discussed above, Security Bank is also a member of the Federal Home loan Bank which provides a secured line of credit in the amount of $35.7 million (20% of total assets), and other funding opportunities for liquidity and asset/liability matching. Over the past four years these lines have been used periodically. As of March 31, 1997 no funds were borrowed under the Company's unsecured lines of credit and $19.4 million were borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. In addition, the Company has approximately $45 million in repurchase agreement availability. The Company's liquidity has been stable and adequate over the past four years. Short-term deposits have continued to grow and excess investable cash is loaned on a short term basis (federal funds sold). The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.


Capital Resources

Beginning in 1990, federal regulators required the calculation of Risk-based Capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum total Risk-based Capital ratio of 8.00%, a minimum Tier 1 Capital Ratio of 4.00% and a minimum Leverage Capital Ratio of 3%. At March 31, 1997, the Company had a Total Risk-based Capital Ratio of 16.52%, a Tier 1 Capital Ratio of 15.58% and a Leverage Capital Ratio of 9.95%. This was compared to 17.02%, 16.07% and 10.87% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1996.
If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item 2.   Changes in Securities.

     Not applicable.

Item 3.   Defaults Upon Senior Securities.

     Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     An annual meeting of the shareholders of Security Bank Holding Company was held on March 19, 1997, in Coos Bay, Oregon. Matters voted upon by the shareholders were the election of three Directors for three year terms to expire in the year 2000. A quorum was reached, and the results of the election are as follows:

                             # votes for        # votes against
     Harry A. Slack, Jr.      2,037,809               7,312
     Kathleen M. Kerins       2,044,783                 338
     Donald L. Goddard        2,037,809               7,312

     As a result of the vote, each of the Directors above were elected for a three year term to expire in the year 2000. There were 50,775 shares abstained.

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


DATED:    April 24, 1997.

                              SECURITY BANK HOLDING COMPANY


                              By:  /s/ Charles D. Brummel
                                   Charles D. Brummel
                                   President and Chief Executive Officer