Form 10QSB
period 1997-06-30
SECURITY BANK HOLDING CO
filed 1997-08-14
CIK 879116

================================================================
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the quarterly period ended June 30, 1997 or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                    Outstanding at August 13, 1997
     Common Stock, $5.00 par value           3,169,700


Transitional Small Business Disclosure Format (check one):  YES          NO    X

============================================================================

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED - IN THOUSANDS)

ASSETS                                                         June 30, 1997  Dec. 31, 1996
Cash and cash equivalents:
  Cash and due from banks                                            $6,981    $8,437
  Federal funds sold                                                  1,398        --
     Total cash and cash equivalents                                  8,379     8,437

Time deposits - domestic financial institutions                          --       270
Investment securities available for sale                             88,285    77,416
Loans, net                                                          100,996    88,754
Mortgage loans held for sale, at cost which approximates market       1,589     2,184
Net investment in direct financing leases                             3,143     3,002
Premises and equipment, net                                           5,576     5,122
Federal Home Loan Bank stock, at cost                                 3,177     2,169
Other assets                                                          4,335     4,070
     Total assets                                                  $215,480  $191,424

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits:
   Demand                                                           $22,924   $20,954
   Interest bearing demand                                            5,994     3,854
   NOW accounts                                                      24,544    23,986
   Money market accounts                                             23,241    19,903
   Savings accounts                                                  14,349    14,709
   Time deposit                                                      65,083    65,188
     Total deposits                                                 156,135   148,594

Securities sold under agreements to repurchase                        5,794     4,562
Short term borrowings                                                   650       578
Federal Home Loan Bank borrowings                                    31,280    17,028
Other liabilities                                                     1,255     1,178
     Total liabilities                                              195,114   171,940

Minority interest in subsidiary                                         921       938
Shareholders' equity:
  Nonvoting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued                            --        --
  Voting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued                            --        --
  Common stock, $5 par value.
     Authorized 10,000,000 shares - issued and outstanding
     3,169,700 shares in 1997 (3,164,920 shares in 1996)             15,848    15,825
Surplus                                                               1,108     1,041
Retained earnings                                                     3,851     3,295
Unearned ESOP shares at cost                                        (1,616)   (1,728)
Unrealized gain on investment securities available for sale             254       113
     Total shareholders' equity                                      19,445    18,546

Total liabilities, minority interest and shareholders' equity      $215,480  $191,424

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
                                                                  1997     1996           1997     1996
Interest income:
  Interest on loans                                              $2,480   $2,030         $4,726  $4,091
  Interest and dividends on securities:
     Taxable                                                      1,117      823          2,130   1,488
     Exempt from Federal income tax                                 275      258            481     510
     Interest on time deposits-domestic financial institutions        1        4              5      12
     Dividend income on Federal Home Loan Bank stock                 53       39             89      67
     Interest on Federal funds sold                                   9       19             26      79
  Income on direct financing leases                                  71       78            144     169
       Total interest income                                      4,006    3,251          7,601   6,416
Interest expense:
  Deposits
     Interest bearing demand                                         30       26             59      47
     NOW                                                             67       49            130     109
     Money market                                                   200      151            386     288
     Savings                                                         91       96            178     193
     Time                                                           858      749          1,705   1,479
  Securities sold under agreements to repurchase                     72       50            128      80
  ESOP debt                                                          --       13             --      27
  Short term borrowings                                               6        5             12      11
  Federal Home Loan Bank borrowings                                 429      220            679     391
       Total interest expense                                     1,753    1,359          3,277   2,625

     Net interest income                                          2,253    1,892          4,324   3,791
Provision for loan losses                                            98       45            166      90
     Net interest income after provision for loan losses          2,155    1,847          4,158   3,701

Other income:
  Service charges on deposit accounts                               236      224            486     441
  Gain(loss) on sale/call of investments available for sale, net    (1)        5              2      19
  Loan servicing fees                                                58       81            127     161
  Sold real estate loan fees                                        332      227            587     484
  Other                                                             209      154            357     253
     Total other income                                             834      691          1,559   1,358

Other expense:
  Salaries and employee benefits                                  1,377      974          2,667   2,335
  Occupancy of bank premises                                        121      102            243     208
  Furniture and equipment                                           211      158            431     342
  Professional fees                                                 128      126            244     246
  FDIC assessment                                                     5        1              8       2
  Supplies                                                           76       71            160     117
  Other                                                             369      526            740     712
     Total other expense                                          2,287    1,958          4,493   3,962
       Income before provision for income taxes                     702      580          1,224   1,097
Provision for income taxes                                          228      125            387     280
       Net income before minority interest                          474      455            837     817
Net (income) loss attributable to minority interest                   9        7             17       7
       Net income                                                  $483     $462           $854    $824
       Net income per share                                        $.18     $.21           $.31    $.37

         See accompanying notes  to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - IN THOUSANDS)

                                                                              Six months ended June 30,
                                                                                    1997       1996
Cash flows provided by operating activities:
Net income                                                                          $854      $825
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                      297       301
  Provision for loan losses                                                          166        90
  Origination of mortgage loans held for sale                                   (24,320)  (28,388)
  Proceeds from mortgage loans sold                                               24,915    29,585
  Net loss on sale of fixed assets                                                    --        11
  Net gain on call of investment securities available for sale                       (2)        --
  Net gain on sale of investment securities available for sale                        --      (18)
  Federal Home Loan Bank stock dividend                                             (89)      (67)
  ESOP related compensation expense                                                  203       291
  (Increase)decrease in other assets                                               (265)        92
  (Decrease)increase in other liabilities                                           (11)       661
          Net cash provided by operating activities                                1,748     3,383

Cash flows from investing activities:
  Net decrease in time deposits-domestic financial institutions                      270       180
  Purchase of investment securities available for sale                          (17,229)  (25,130)
  Proceeds from sale of investment securities available for sale                      --     7,016
  Proceeds from maturities and call of investment securities available for sale    6,596     4,139
  Net loan originations                                                         (11,912)   (3,731)
  Purchase of participations                                                       (496)      (20)
  Additions to premises and equipment                                              (756)     (312)
  Purchase of Federal Home Loan Bank stock                                       (2,194)   (1,128)
  Redemption of Federal Home Loan Bank stock                                       1,275       935
  Proceeds from sale of premises and equipment                                        --        18
  Originations of direct financing leases                                        (1,253)     (597)
  Gross payments on direct financing leases                                        1,112       508
  Minority interest in subsidiary                                                   (17)       963
     Net cash used in investing activities                                      (24,604)  (17,159)

Cash flows from financing activities:
  Net increase in deposits                                                         7,541     6,511
  Increase in securities sold with agreements to repurchase                        1,232     2,209
  Increase of Federal Home Loan Bank borrowings                                   14,252     2,221
  Payment of dividends                                                             (299)     (225)
  Other                                                                               72       159
     Net cash provided by financing activities                                    22,798    10,875
     Net decrease in cash and cash equivalents                                      (58)   (2,901)
Cash and cash equivalents at beginning of period                                   8,437     8,097
Cash and cash equivalents at end of period                                        $8,379    $5,196

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                                                   $1,866    $2,544
       Income taxes                                                                 $391      $175
Supplemental disclosures of investing activities:
  Unrealized gain(loss) on investment
       securities available for sale, net of tax                                    $141  $(1,375)
  Loans transferred to other real estate owned                                       $22       $--

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


(b)   Net Income Per Share
Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options (using the treasury stock method). For the period ended June 30, 1997 and 1996, the weighted average number of common shares outstanding did not include 455,824 and 522,471 shares respectively, held by the Company's Employee Stock Ownership Plan as these shares have not been allocated to participant accounts nor have they been committed to be released. The weighted average number of common shares outstanding were 2,713,805 and 2,269,517 at June 30, 1997 and 1996, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the six months ended June 30, 1997 and June 30, 1996 is not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter ending June 30, 1997 and 1996

General.   Net income increased to $483,000 for the three months ended June 30,
1997 from $462,000 for the same period of 1996, a 4.5% increase. The increase in both interest expense and other expense were offset by increases in interest income and other income. The increase in net income is mostly attributable to
an increase in net earning assets over the same period in 1996.            .


Net Interest Income.   Net interest income before the provision for loan losses
increased $361,000 or 19.1% for the three months ended June 30, 1997 over the same period in 1996. The increase in interest income was primarily due to $34.8 million or 22.1% increase in average interest-earning assets for the three months ended June 30, 1997 over the same period in 1996. The increase in average interest-earning assets was mostly attributable to an increase in investment securities volume of $17.0 million, which accounted for $265,000 of the total increase in interest income, and an increase in loan volume of $18.2 million, which accounted for $453,000 of the total increase in interest income. Average interest-bearing liabilities increased $30.1 million or 22.3% for the three months ended June 30, 1997, compared to the same period in 1996. The volume increase accounted for $353,000 of the total increase in interest expense.


Provision for Loan Losses.   The loan loss provision during the three month
period ended June  30, 1997, was $98,000 and $45,000   for the same period in
1996. Net charge-offs during the three month periods were $77,000 and $82,000 for 1997 and 1996, respectively. The increase in loan loss provision includes $38,000 for Lincoln Security Bank, which commenced operations in May, 1996.

Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $1,171,000 at June 30, 1997, as compared to $1,059,000 at June 30, 1996. The Company's ratio of reserve for loan losses to total loans was 1.10% at June 30, 1997, compared to 1.22% at June 30, 1996.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $784,000 and $483,000 at June 30, 1997 and 1996, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.


Other Income.   Other income increased 20.7% to $834,000 for the three months ended June 30, 1997 as compared to $691,000 for the same period in 1996. The increase in other income is due primarily to an increase in sold real estate loan fees, resulting from an increase in the volume of sold real estate loans. Loan servicing fees have decreased approximately $23,000 from the second quarter of 1996, resulting from a sale of the servicing portfolio in November 1996. Given the Company's acquisition of servicing through normal production, it is estimated that loan servicing income will increase to fourth quarter 1996 levels within one year.


Other Expense.   Other expense increased 16.8% to $2,287,000 for the three
months ended June 30, 1997 compared to $1,958,000 for the same period in 1996. The primary other expenses are salaries and the related employee benefits, and expenses relating to occupancy and equipment. Salaries and employee benefits were up due to increased staff levels and approximately $182,000 in additional operating expenses associated with Lincoln Security Bank, which, as discussed above, commenced operations in May 1996.


Compensation expense associated with the Employee Stock Ownership Plan (ESOP), a leveraged employee-retirement benefit plan which owns approximately 30.9% of the common stock of the Company, has been adjusted in anticipation of a restructuring of the related ESOP debt in fiscal 1997. The net result of this adjustment is approximately $53,000 in lower compensation expense for the three months ended June 30, 1997 as compared to the same period in 1996. ESOP compensation expense is based upon the number of shares of stock released during the year at the average share price during the year. Given the recent increase in share price of the Company's stock, and given the planned retirement benefit levels provided to the employees of the Company, the Company is in the process of restructuring the related ESOP debt, which determines the total number of shares released during the year. It is anticipated the ESOP debt will be extended past its present maturity, thereby reducing ESOP related compensation expense recorded by the Company. The process of restructuring the ESOP debt will involve obtaining a Private Letter Ruling (PLR) from the Internal Revenue Service. Recently issued PLR's suggest the Company will be able to restructure the ESOP debt. However, there can be no assurance the restructuring will be successful at this time. Based on the original debt structure, and given the recent increase in the price of the Company's common stock, compensation expense for the second quarter of 1997 would have been approximately $90,000 higher, for a total of $160,000, compared to $123,000 for the second quarter of 1996.

For the six months ending June 30, 1997 and 1996

General.   Net income increased to $854,000 for the six months ended June 30,
1997 from $824,000 for the same period of 1996, a 3.6% increase. The increase in both interest expense and other expense were offset by increases in interest income and other income. The increase in net income is mostly attributable to
an increase in net earning assets over the same period in 1996.            .


Net Interest Income.   Net interest income before the provision for loan losses
increased $533,000 or 14.1% for the six months ended June 30, 1997 over the same period in 1996. The increase in interest income was primarily due to $31.7 million or 20.7% increase in average interest-earning assets for the six months ended June 30, 1997 over the same period in 1996. The increase in average interest-earning assets was mostly attributable to an increase in investment securities volume of $17.6 million, which accounted for $563,000 of the total increase in interest income, and an increase in loan volume of $16.0 million, which accounted for $793,000 of the total increase in interest income. Average interest-bearing liabilities increased $27.0 million or 20.7% for the six months ended June 30, 1997, compared to the same period in 1996. The volume increase accounted for $637,000 of the total increase in interest expense.


Provision for Loan Losses.   The loan loss provision during the six month period
ended June 30, 1997, was $166,000 and $90,000 for the same period in 1996. Net charge-offs during the six month periods were $114,000 and $94,000 for 1997 and 1996, respectively. The increase in loan loss provision includes $51,500 for Lincoln Security Bank, which commenced operations in May, 1996.


Other Income.   Other income increased 14.8% to $1,559,000 for the six months ended June 30, 1997 as compared to $1,358,000 for the same period in 1996. The increase in other income is due primarily to an increase in sold real estate loan fees, resulting from an increase in the volume of sold real estate loans. Loan servicing fees have decreased approximately $35,000 from the first six months of 1996, resulting from a sale of the servicing portfolio in November 1996. Given the Company's acquisition of servicing through normal production, it is estimated that loan servicing income will increase to fourth quarter 1996 levels within one year.


Other Expense.   Other expense increased 13.4% to $4,493,000 for the six months ended June 30, 1997 compared to $3,962,000 for the same period in 1996. The primary other expenses are salaries and the related employee benefits, and expenses relating to occupancy and equipment. Salaries and employee benefits were up due to increased staff levels and approximately $389,000 in additional operating expenses associated with Lincoln Security Bank, which, as discussed above, commenced operations in May 1996.

Compensation expense associated with the Employee Stock Ownership Plan (ESOP), a leveraged employee-retirement benefit plan which owns approximately 30.9% of the common stock of the Company, has been adjusted in anticipation of a restructuring of the related ESOP debt in fiscal 1997. The net result of this adjustment is approximately $105,000 in lower compensation expense for the three months ended June 30, 1997 as compared to the same period in 1996. ESOP compensation expense is based upon the number of shares of stock released during the year at the average share price during the year. Given the recent increase in share price of the Company's stock, and given the planned retirement benefit levels provided to the employees of the Company, the Company is in the process of restructuring the related ESOP debt, which determines the total number of shares released during the year. It is anticipated the ESOP debt will be extended past its present maturity, thereby reducing ESOP related compensation expense recorded by the Company. The process of restructuring the ESOP debt will involve obtaining a Private Letter Ruling (PLR) from the Internal Revenue Service. Recently issued PLR's suggest the Company will be able to restructure the ESOP debt. However, there can be no assurance the restructuring will be successful at this time. Based on the original debt structure, and given the recent increase in the price of the Company's common stock, compensation expense for the first six months of 1997 would have been approximately $180,000 higher, for a total of $320,000, compared to $246,000 for the first six months of 1996.

Financial Condition

Total assets have continued to grow in 1997 as compared to the prior periods. Total assets have grown 13% to $215.5 million at June 30, 1997, compared to $191.4 million at December 31, 1996. The growth in assets in 1997 was primarily the result of loan demand, as the southern Oregon coast's growth and economic factors continue to be favorable. The ratio of gross loans and leases to deposits increased to 68% at June 30, 1997, compared to 64% at December 31, 1996. Lincoln Security Bank, opened in May 1996 in Newport, Oregon, had total assets of $20.6 million and total deposits of $17.5 million as of June 30, 1997.

The growth in interest-earning assets has been predominantly in loans and investment securities. Net loans, mortgage loans held for sale and leases increased $11.8 million from December 31, 1996, to June 30, 1997. Investment securities increased $10.9 million as of June 30, 1997, due to the continued growth in deposit funds and Federal Home Loan Bank borrowings available for investment. Federal funds sold, reflecting short term (over-night) investments, increased at the comparable period-end time frames. The level of federal funds sold fluctuates daily relative to loan demand, deposit fluctuations and investment activity, and provides a source of liquidity for the Company.

Deposit growth continued for the six months ended June 30, 1997. Total deposits increased $7.5 million to $156.1 million at June 30, 1997, compared to $148.6 million at December 31, 1996. The growth in 1997 has been predominantly in interest-bearing deposits. The ratio of interest-bearing deposits to total deposits decreased slightly from 85.9% at December 31, 1996, to 85.3% at June 30, 1997.

Security Bank is a member of the Federal Home Loan Bank of Seattle. This membership allows Security Bank access to low cost, long-term funding otherwise unavailable. Security Bank has utilized this funding, and in 1996 borrowed $5.5 million to support loan and investment growth. In the six months ended June 30, 1997, Security Bank has borrowed an additional $14.3 million, leaving the balance at $31.3 million as of June 30, 1997.


Liquidity

Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base.
A further source of liquidity is the Company's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $10.5 million for the purchase of funds on an overnight basis. As discussed above, Security Bank is also a member of the Federal Home loan Bank which provides a secured line of credit in the amount of $48.7 million (25% of total assets), and other funding opportunities for liquidity and asset/liability matching. Over the past four years these lines have been used periodically. As of June 30, 1997 no funds were borrowed under the Company's unsecured lines of credit and $31.3 million were borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. In addition, the Company has approximately $47 million in repurchase agreement availability. The Company's liquidity has been stable and adequate over the past four years. Short-term deposits have continued to grow and excess investable cash is loaned on a short term basis (federal funds sold). The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.

Capital Resources

Beginning in 1990, federal regulators required the calculation of Risk-based Capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum total Risk-based Capital ratio of 8.00%, a minimum Tier 1 Capital Ratio of 4.00% and a minimum Leverage Capital Ratio of 3%. At June 30, 1997, the Company had a Total Risk-based Capital Ratio of 15.58%, a Tier 1 Capital Ratio of 14.70% and a Leverage Capital Ratio of 9.41%. This was compared to 17.02%, 16.07% and 10.87% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1996.
If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     None.

Item 2.   Changes in Securities.

     Not applicable.

Item 3.   Defaults Upon Senior Securities.

     Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     None.

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


DATED:    August  13, 1997.

                              SECURITY BANK HOLDING COMPANY


                              By:  /s/ Charles D. Brummel
                                Charles D. Brummel
                                President and Chief Executive Officer