Form 10QSB
period 1997-09-30
SECURITY BANK HOLDING CO
filed 1997-10-31
CIK 879116

================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the quarterly period ended September 30, 1997 or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                    Outstanding at October 29, 1997
     Common Stock, $5.00 par value           3,180,800


Transitional Small Business Disclosure Format (check one):  YES          NO    X

============================================================================

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED - IN THOUSANDS)

ASSETS
                                                                   Sept. 30, 1997  Dec. 31, 1996
Cash and cash equivalents:
  Cash and due from banks                                                 $7,487    $8,437
  Federal funds sold                                                      29,137        --
     Total cash and cash equivalents                                      36,624     8,437

Time deposits - domestic financial institutions                               --       270
Investment securities available for sale                                  64,975    77,416
Loans, net                                                               102,197    88,754
Mortgage loans held for sale, at cost which approximates market            1,729     2,184
Net investment in direct financing leases                                  3,241     3,002
Premises and equipment, net                                                5,871     5,122
Federal Home Loan Bank stock, at cost                                      2,741     2,169
Other assets                                                                         3,608     4,070
     Total assets                                                       $220,986  $191,424

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits:
   Demand                                                                $27,046   $20,954
   Interest bearing demand                                                 4,116     3,854
   NOW accounts                                                           27,348    23,986
   Money market accounts                                                  24,113    19,903
   Savings accounts                                                       15,070    14,709
   Time deposit                                                           67,746    65,188
     Total deposits                                                      165,439   148,594

Securities sold under agreements to repurchase                             7,101     4,562
Short term borrowings                                                        613       578
Federal Home Loan Bank borrowings                                         25,439    17,028
Other liabilities                                                                    1,613     1,178
     Total liabilities                                                   200,205   171,940

Minority interest in subsidiary                                              921       938
Shareholders' equity:
  Nonvoting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued                                 --        --
  Voting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued                                 --        --
  Common stock, $5 par value.
     Authorized 10,000,000 shares - issued and outstanding
     3,180,791 shares in 1997 (3,164,860 shares in 1996)                  15,904    15,825
Surplus                                                                              1,215     1,041
Retained earnings                                                          4,028     3,295
Unearned ESOP shares at cost                                             (1,622)   (1,728)
Unrealized gain on investment securities available for sale, net of tax      335       113
     Total shareholders' equity                                           19,860    18,546

Total liabilities, minority interest and shareholders' equity           $220,986  $191,424

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Three Months Ended    Nine Months Ended
                                                                       Sept. 30,           Sept. 30,
                                                                     1997      1996      1997      1996
Interest income:
  Interest on loans                                               $2,615    $2,181    $7,341    $6,272
  Interest and dividends on securities:
     Taxable                                                       1,002       946     3,132     2,435
     Exempt from Federal income tax                                  262       238       743       748
     Interest on time deposits-domestic financial institutions        --         6         5        18
     Dividend income on Federal Home Loan Bank stock                  61        43       150       110
     Interest on Federal funds sold                                  167        14       193        93
  Income on direct financing leases                                   75        83       219       252
       Total interest income                                       4,182     3,511    11,783     9,928
Interest expense:
  Deposits
     Interest bearing demand                                          32        26        91        73
     NOW                                                                        71        58       201   168
     Money market                                                    213       160       599       449
     Savings                                                          99        99       276       291
     Time                                                            890       796     2,596     2,275
  Securities sold under agreements to repurchase                      76        49       204       129
  ESOP debt                                                           --        13        --        40
  Short term borrowings                                                5         5        17        16
  Federal Home Loan Bank borrowings                                  434       244     1,113       635
       Total interest expense                                      1,820     1,450     5,097     4,076

     Net interest income                                           2,362     2,061     6,686     5,852
Provision for loan losses                                             24        55       190       145
     Net interest income after provision for loan losses           2,338     2,006     6,496     5,707

Other income:
  Service charges on deposit accounts                                229       241       715       682
  Gain(loss) on sale/call of investments available for sale, net     186         -       188        18
  Loan servicing fees                                                 60        84       187       245
  Sold real estate loan fees                                         385       256       972       741
  Other                                                                        178       134       535   386
     Total other income                                            1,038       715     2,597     2,072

Other expense:
  Salaries and employee benefits                                   1,260     1,123     3,777     3,212
  Occupancy of bank premises                                         126       113       369       321
  Furniture and equipment                                            214       157       645       500
  Professional fees                                                  272        97       516       343
  FDIC assessment                                                      5         1        13         3
  Supplies                                                            58        64       218       181
  Other                                                              771       519     1,662     1,476
     Total other expense                                           2,706     2,074     7,200     6,036
       Income before provision for income taxes                      670       647     1,893     1,743
Provision for income taxes                                           194       160       580       440
       Net income before minority interest                           476       487     1,313     1,303
Net (income) loss attributable to minority interest                    -        16        17        24
  Net income                                                        $475      $503    $1,330    $1,327
       Net income per share                                         $.18      $.22      $.50      $.59

         See accompanying notes  to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - IN THOUSANDS)

                                                                 Nine months ended September 30,
                                                                            1997      1996
Cash flows provided by operating activities:
Net income                                                                          $1,330
$1,327
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                              456       422
  Provision for loan losses                                                  190       145
  Origination of mortgage loans held for sale                           (38,249)  (42,536)
  Proceeds from mortgage loans sold                                       38,704    42,220
  Net loss on sale of fixed assets                                            --         9
  Net gain on call of investment securities available for sale               (3)        --
  Net gain on sale of investment securities available for sale             (185)      (18)
  Federal Home Loan Bank stock dividend                                    (150)     (109)
  ESOP related compensation expense                                          296       437
  (Increase)decrease in other assets                                         462   (1,113)
  (Decrease)increase in other liabilities                                    300       745
          Net cash provided by operating activities                        3,151     1,529

Cash flows from investing activities:
  Net decrease in time deposits-domestic financial institutions              270       180
  Purchase of investment securities available for sale                  (21,733)  (35,258)
  Proceeds from sale of investment securities available for sale          22,506    10,185
  Proceeds from maturities/call of investment securities a.f.s.           12,222     6,913
  Net loan originations                                                 (12,327)   (9,562)
  Purchase of participations                                             (1,306)     (178)
  Additions to premises and equipment                                    (1,216)     (375)
  Purchase of Federal Home Loan Bank stock                               (3,192)   (1,547)
  Redemption of Federal Home Loan Bank stock                               2,770       935
  Proceeds from sale of premises and equipment                                 2        27
  Originations of direct financing leases                                (1,240)     (634)
  Gross payments on direct financing leases                                1,001       644
  Minority interest in subsidiary                                           (17)       961
     Net cash used in investing activities                               (2,260)  (27,709)

Cash flows from financing activities:
  Net increase in deposits                                                16,845    18,373
  Increase in securities sold with agreements to repurchase                2,539       964
  Increase of Federal Home Loan Bank borrowings                            8,411     5,885
  Proceeds from issuance of common stock                                      63     2,753
  Payment of dividends                                                     (597)     (449)
  Other                                                                       35        76
     Net cash provided by financing activities                            27,296    27,602
     Net increase in cash and cash equivalents                            28,187     1,422
Cash and cash equivalents at beginning of period                           8,437     8,097
Cash and cash equivalents at end of period                               $36,624    $9,519

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                                           $5,080    $3,969
       Income taxes                                                         $591      $288
Supplemental disclosures of investing activities:
  Unrealized gain(loss) on investment
       securities available for sale, net of tax                            $222  $(1,008)
  Loans transferred to other real estate owned                               $--       $--

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


(b)   Net Income Per Share
Net income per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the shares issuable upon the exercise of stock options (using the treasury stock method). For the period ended September 30, 1997 and 1996, the weighted average number of common shares outstanding did not include 455,824 and 522,471 shares respectively, held by the Company's Employee Stock Ownership Plan as these shares have not been allocated to participant accounts nor have they been committed to be released. The weighted average number of common shares outstanding were 2,715,491 and 2,240,641 at September 30, 1997 and 1996, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the nine months ended September 30, 1997 and September 30, 1996 is not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Quarter ending September 30, 1997 and 1996

General.   Net income decreased to $475,000 for the three months ended September
30, 1997 from $503,000 for the same period of 1996, a 5.6% decrease. The decrease in net income is mostly attributable to an increase in other expenses incurred in conjunction with the Company's expansion strategy.

Net Interest Income.   Net interest income before the provision for loan losses
increased $301,000 or 14.6% for the three months ended September 30, 1997 over the same period in 1996. The increase in interest income was primarily due to $33.3 million or 19.9% increase in average interest-earning assets for the three months ended September 30, 1997 over the same period in 1996. The increase in average interest-earning assets was mostly attributable to an increase in loan volume of $18.0 million, which accounted for $520,000 of the total increase in interest income, and an increase in federal funds sold volume of $10.7 million, which accounted for $97,000 of the total increase in interest income. Average interest-bearing liabilities increased $32.1 million or 19.9% for the three months ended September 30, 1997, compared to the same period in 1996. The volume increase accounted for $358,000 of the total increase in interest expense.

Provision for Loan Losses.   The loan loss provision during the three month
period ended September 30, 1997, was $24,000 and $55,000    for the same period
in 1996. Net charge-offs during the three month periods were $14,000 and $31,000 for 1997 and 1996, respectively.

Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $1,181,000 at September 30, 1997, as compared to $1,083,000 at September 30, 1996. The Company's ratio of reserve for loan losses to total loans was 1.09% at September 30, 1997, compared to 1.15% at September 30, 1996.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $920,000 and $338,000 at September 30, 1997 and 1996, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

Other Income. Other income increased 45.2% to $1,038,000 for the three months ended September 30, 1997 as compared to $715,000 for the same period in 1996. The increase in other income is due primarily to an increase in gain on sale of investments available for sale, resulting from the restructuring of the Company's investment portfolio based on its interest rate risk strategy and liquidity needs. The increase in other income is also due in part to an increase in sold real estate loan fees, resulting from favorable market factors and expansion of Security Mortgage Company. Loan servicing fees have decreased approximately $24,000 from the third quarter of 1996, resulting from a sale of the servicing portfolio in November 1996.


Other Expense.   Other expense increased 30.5% to $2,706,000 for the three
months ended September 30, 1997 compared to $2,074,000 for the same period in 1996. Two non-recurring items contributed to the bulk of this increase in other expense: (1) professional fees incurred as a result of the pending acquisition of Pacific State Bank and (2) the substantial addition of a contingency reserve. This reserve of $324,000 was established in the event that a Private Letter Ruling requested from the IRS for the refinancing the company's leveraged ESOP is unfavorable (as discussed in more detail in the next paragraph). The primary other expenses are salaries and the related employee benefits, and expenses relating to occupancy and equipment. Salaries and employee benefits were up due to increased staff levels and approximately $104,000 in additional operating expenses associated with Lincoln Security Bank, which commenced operations in May 1996.


Compensation expense associated with the Employee Stock Ownership Plan (ESOP), a leveraged employee-retirement benefit plan which owns approximately 30.7% of the common stock of the Company, has been adjusted in anticipation of a restructuring of the related ESOP debt in fiscal 1997. The net result of this adjustment is approximately $53,000 in lower compensation expense for the three months ended September 30, 1997 as compared to the same period in 1996. ESOP compensation expense is based upon the number of shares of stock released during the year at the average share price during the year. Given the recent increase in share price of the Company's stock, and given the planned retirement benefit levels provided to the employees of the Company, the Company is in the process of restructuring the related ESOP debt, which determines the total number of shares released during the year. It is anticipated the ESOP debt will be extended past its present maturity, thereby reducing ESOP related compensation expense recorded by the Company. The Company is currently in the process of requesting a Private Letter Ruling (PLR) from the Internal Revenue Service. Recently issued PLR's suggest the Company will be able to restructure the ESOP debt. However, there can be no assurance the restructuring will be successful at this time. Based on the original debt structure, and given the recent increase in the price of the Company's common stock, compensation expense for the third quarter of 1997 would have been approximately $116,000 higher, for a total of $186,000, compared to $123,000 for the third quarter of 1996.

For the nine months ending September 30, 1997 and 1996

General.   Net income increased to $1,330,000 for the nine months ended
September 30, 1997 from $1,327,000 for the same period of 1996, a 0.2% increase. The increase in both interest expense and other expense were offset by increases in interest income and other income. The increase in net income is mostly attributable to an increase in net earning assets over the same period in 1996.

Net Interest Income.   Net interest income before the provision for loan losses
increased $834,000 or 14.3% for the nine months ended September 30, 1997 over the same period in 1996. The increase in interest income was primarily due to $32.3 million or 20.4% increase in average interest-earning assets for the nine months ended September 30, 1997 over the same period in 1996. The increase in average interest-earning assets was mostly attributable to an increase in loan volume of $16.6 million, which accounted for $1,241,000 of the total increase in interest income, and an increase in investment securities volume of $13.0 million, which accounted for $629,000 of the total increase in interest income. Average interest-bearing liabilities increased $27.5 million or 18.0% for the nine months ended September 30, 1997, compared to the same period in 1996. The volume increase accounted for $1,027,000 of the total increase in interest expense.


Provision for Loan Losses.   The loan loss provision during the nine month
period ended September 30, 1997, was $190,000 and $145,000 for the same period in 1996. Net charge-offs during the nine month periods were $128,000 and $125,000 for 1997 and 1996, respectively. The increase in loan loss provision includes $75,500 for Lincoln Security Bank, which commenced operations in May, 1996.


Other Income.   Other income increased 25.3% to $2,597,000 for the nine months ended September 30, 1997 as compared to $2,072,000 for the same period in 1996. The increase in other income is due primarily to an increase in sold real estate loan fees, resulting from favorable market factors and expansion of Security Mortgage Company. The increase in other income is also due in part to an increase in gain on sale of investments available for sale, resulting from the restructuring of the Company's investment portfolio based on its interest rate risk strategy and liquidity needs. Loan servicing fees have decreased approximately $58,000 from the first nine months of 1996, resulting from a sale of the servicing portfolio in November 1996.


Other Expense.   Other expense increased 19.3% to $7,200,000 for the nine months ended September 30, 1997 compared to $6,036,000 for the same period in 1996.
The primary other expenses are salaries and the related employee benefits, and expenses relating to occupancy and equipment. Salaries and employee benefits were up due to increased staff levels and approximately $493,000 in additional operating expenses associated with Lincoln Security Bank, which, as discussed previously, commenced operations in May 1996. Two non-recurring items also contributed to the increase in other expense: (1) professional fees incurred as a result of the pending acquisition of Pacific State Bank and (2) the substantial addition of a contingency reserve. This reserve of $324,000 was established in the event that a Private Letter Ruling requested from the IRS for the refinancing the company's leveraged ESOP is unfavorable (as discussed in more detail in the next paragraph).

Compensation expense associated with the Employee Stock Ownership Plan (ESOP), a leveraged employee-retirement benefit plan which owns approximately 30.7% of the common stock of the Company, has been adjusted in anticipation of a restructuring of the related ESOP debt in fiscal 1997. The net result of this adjustment is approximately $158,000 in lower compensation expense for the nine months ended September 30, 1997 as compared to the same period in 1996. ESOP compensation expense is based upon the number of shares of stock released during the year at the average share price during the year. Given the recent increase in share price of the Company's stock, and given the planned retirement benefit levels provided to the employees of the Company, the Company is in the process of restructuring the related ESOP debt, which determines the total number of shares released during the year. It is anticipated the ESOP debt will be extended past its present maturity, thereby reducing ESOP related compensation expense recorded by the Company. The process of restructuring the ESOP debt will involve obtaining a Private Letter Ruling (PLR) from the Internal Revenue Service. Recently issued PLR's suggest the Company will be able to restructure the ESOP debt. However, there can be no assurance the restructuring will be successful at this time. Based on the original debt structure, and given the recent increase in the price of the Company's common stock, compensation expense for the first nine months of 1997 would have been approximately $347,000 higher, for a total of $557,000, compared to $368,000 for the first nine months of 1996.

Financial Condition

Total assets have continued to grow in 1997 as compared to the prior periods. Total assets have grown 15% to $221.0 million at September 30, 1997, compared to $191.4 million at December 31, 1996. The growth in assets in 1997 was primarily the result of loan demand, as the southern Oregon coast's growth and economic factors continue to be favorable. The ratio of gross loans and leases to deposits increased to 65% at September 30, 1997, compared to 64% at December 31, 1996. Lincoln Security Bank, opened in May 1996 in Newport, Oregon, had total assets of $23.6 million and total deposits of $20.6 million as of September 30, 1997.

The growth in interest-earning assets has been predominantly in loans and federal funds sold. Net loans, mortgage loans held for sale and leases increased $13.2 million from December 31, 1996, to September 30, 1997. Investment securities decreased $12.4 million as of September 30, 1997 due to Security Bank's restructure of their investment portfolio in response to interest rate risk strategy and liquidity needs. The funds derived from the restructure of investment securities were temporarily invested in federal funds sold, reflecting short term (over-night) investments which increased $29.1 million from December 31, 1996 to September 30, 1997. Management intends to reinvest the majority of federal funds sold in investment securities available for sale. The level of federal funds sold fluctuates daily relative to loan demand, deposit fluctuations and investment activity, and provides a source of liquidity for the Company.

Deposit growth continued for the nine months ended September 30, 1997. Total deposits increased $16.8 million to $165.4 million at September 30, 1997, compared to $148.6 million at December 31, 1996. The growth in 1997 has been predominantly in interest-bearing deposits. The ratio of interest-bearing deposits to total deposits decreased slightly from 85.9% at December 31, 1996, to 83.7% at September 30, 1997.

Security Bank and Lincoln Security Bank are members of the Federal Home Loan Bank of Seattle. This membership allows the Banks access to low cost, long-term funding otherwise unavailable. Security Bank has utilized this funding, and in 1996 borrowed $5.5 million to support loan and investment growth. In the nine months ended September 30, 1997, Security Bank has borrowed an additional $8.4 million, leaving the balance at $25.4 million as of September 30, 1997.


Liquidity

Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base.
A further source of liquidity is the Company's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $11.0 million for the purchase of funds on an overnight basis. As discussed above, Security Bank and Lincoln Security are also a members of the Federal Home loan Bank which provides a secured line of credit in the amount of $51.3 million (25% of total assets), and other funding opportunities for liquidity and asset/liability matching.
Over the past four years these lines have been used periodically. As of September 30, 1997 no funds were borrowed under the Company's unsecured lines of credit and $25.4 million were borrowed from the Federal Home Loan Bank.
Interest rates charged on the lines are determined by market factors. In addition, the Company has approximately $34 million in repurchase agreement availability. The Company's liquidity has been stable and adequate over the past four years. Short-term deposits have continued to grow and excess investable cash is loaned on a short term basis (federal funds sold). The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.


Capital Resources

Beginning in 1990, federal regulators required the calculation of Risk-based Capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum total Risk-based Capital ratio of 8.00%, a minimum Tier 1 Capital Ratio of 4.00% and a minimum Leverage Capital Ratio of 3%. At September 30, 1997, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 15.30%, Tier 1 Capital Ratio of 14.45% and Leverage Capital Ratio of 9.24%. This was compared to 17.02%, 16.07% and 10.87% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1996. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.


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

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
          The following exhibit is being filed herewith:
          Exhibit 27     Financial Data Schedule

     (b)  Reports on Form 8-K.
          Press release announcing the filing of the registration statement covering shares of the registrant's common stock to be issued in connection with the
previously                    announced acquisition of Pacific State Bank
          No financial statements filed
          Form 8-K dated August 11, 1997

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:    October  30, 1997.

                              SECURITY BANK HOLDING COMPANY


                              By:  /s/ Charles D. Brummel
                                Charles D. Brummel
                                President and Chief Executive Officer