Form 10KSB
period 1997-12-31
SECURITY BANK HOLDING CO
filed 1998-03-18
CIK 879116

U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]

     For the transition period from                      to

Commission file number 0-27590

SECURITY BANK HOLDING COMPANY
(Name of small business issuer in its charter)

          Oregon                             93-0800253
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

     170 S. Second St., Coos Bay, Oregon               97420
     (Address of Principal Executive Offices)          (Zip Code)

     (541) 267-5356
     (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:NONE

Securities registered under Section 12(g) of the Exchange Act:Common Stock,
                                                              $5.00 par value
                                                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES    X      NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  [   ]

Revenue for most recent fiscal year:   $20,091,000

Aggregate market value of voting Common Stock held by non-affiliates of
Registrant as of March 2, 1998:         $43,262,578

Number of shares of Common Stock, $5.00 par value, outstanding as of
March 2, 1998:      4,445,486

Documents incorporated by reference and parts of Form 10-KSB into which incorporated: None

Transitional Small Business Disclosure Format (check one):  YES          NO    X

FORM 10-KSB TABLE OF CONTENTS



     PART I                                                      Page

Item 1.Description of Business                                   4-12

Item 2.Description of Property                                   12-13

Item 3.Legal Proceedings                                         13

Item 4.Submission of Matters to a Vote of Security Holders       13


     PART II

Item 5.Market for Common Equity and Related Stockholder Matters  14

Item 6.Management's Discussion and Analysis or Plan of Operation 15-30

Item 7.Financial Statements                                      31-52

Item 8.Changes In and Disagreements with Accountants on
       Accounting and Financial Disclosure                       53


     PART III

Item 9.Directors, Executive Officers, Promoters and Control
       Persons; Compliance with Section 16(a) of the
       Exchange Act                                              53-55

Item 10.Executive Compensation                                   56-59

Item 11.Security Ownership of Certain Beneficial Owners
        and Management                                           60

Item 12.Certain Relationships and Related Transactions           61

Item 13.Exhibits and Reports on Form 8-K                         62



Signatures                                                       63

         DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of Security Bank Holding Company's (the Company) management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its market share, net interest margins, or implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking industry and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General
Security Bank Holding Company ("SBHC"  or "the Company"), incorporated in
1981, is a multi-bank holding company registered under the Bank Holding Company Act of 1956. The administrative office of SBHC is located in Coos Bay, Oregon.
 SBHC was organized as a holding company for its principal banking subsidiary, Security Bank, a state chartered, FDIC insured commercial bank, through a reorganization completed in April, 1983. Until 1996, SBHC conducted its business primarily through Security Bank, but has recently embarked on a strategy to diversify through investment in banking operations outside of Security Bank's primary market area through wholly- and majority-owned subsidiaries. As part of that strategy, in 1996, SBHC acquired a 68% controlling interest in Lincoln Security Bank, a newly-organized state-chartered commercial bank located in Newport, Oregon, and in 1997, completed the acquisition of Pacific State Bank, a state-chartered commercial bank located in Reedsport, Oregon. Security Bank, Lincoln Security Bank and Pacific State Bank are collectively referred to herein as the "Banks".

SBHC has enjoyed this growth and performance from its primary markets of Coos, Curry Douglas and Lincoln Counties. The population of and employment in these counties are now growing, rebounding from significant declines during the late 1970's and early 1980's when forest products production dropped precipitously. SBHC believes that its success is attributable to its emphasis on personalized customer service, its mix of innovative products tailored to the needs of its local customers, and its identity of local community banks. To enhance this success, SBHC is pursuing strategic opportunities in markets beyond those which it currently serves. For example, to diversify credit risks and generate more loan demand, SBHC has opened mortgage banking offices in Eugene, Bend, and Tigard, Oregon. The recent acquisition of Pacific State Bank is expected to further enhance SBHC's market presence on the Oregon coast, while retaining the image as a local provider of financial services.

SBHC competes directly with much larger commercial banks, each of which is a subsidiary of a multi-state financial services company, operating in a number of other markets, with more resources than SBHC. In order to compete effectively, SBHC's subsidiary banks attempt to provide more personal customer service than their competitors, and distinguish themselves as the local community bank in their respective markets. This marketing strategy has permitted Security Bank and Pacific State Bank to enjoy strong net interest margins. Through its subsidiary community banks, SBHC is able to offer loan and deposit products specifically designed for the markets served by each subsidiary. For example, Security Bank and Pacific State Bank offers products intended to meet the needs of the increasing number of retirees which constitute a high percentage of the new residents in Coos, Curry and Douglas Counties. As a result of its business strategy, Security Bank has been the fastest growing bank in its market since 1990, as measured by the rate of increase in total deposits. Pacific State Bank dominates its market with a 65% share.


Security Bank
Security Bank operated as a single office in Myrtle Point, Oregon, from its founding in 1919 until 1971, when the Coquille branch was opened. The bank's Bandon Branch was opened in 1974. In 1977, Security Bank's fourth branch was opened in the Bunker Hill area of Coos Bay, and in 1983, the bank merged with Citizens Bank of North Bend, acquiring its fifth branch in North Bend.

In 1985, the sixth branch was opened as result of the purchase of the office and assumption of the deposits of a failed institution in the Brookings-Harbor community in Curry County. Also in 1985, Security Bank moved its headquarters to downtown Coos Bay and opened its Coos Bay Mall branch. Security Bank operates in a competitive market which has undergone significant economic and demographic changes in the past two decades. During the period 1979 to 1987, Coos and Curry Counties suffered the loss of large numbers of jobs in the forest products industry. The employment losses led to a 10% population decline in Coos County from 1980 to 1987. This loss of manufacturing workers and their families, together with an influx of retirees as a result of the attractiveness of the southern Oregon coast as a retirement location, has led to a rebound of the population generally and a significant increase in the portion of the population age 65 and older. The population over age 65 increased by one-third from 1980 to 1997 to 17% of Coos County's total population, and increased by almost two-thirds to 25% of Curry County's total population. Curry County has the highest percentage of residents over age 65 of any Oregon county. At the same time the economy has shifted to a more diverse base of activity, including a greater role for small businesses.

The most direct competition faced by Security Bank comes from four large commercial banks. With the recent acquisition of Western Bank by Washington Mutual Bank, Security Bank has no community bank competitors, but continues to compete with multi-state, multi-billion dollar asset institutions. To meet this competition, Security Bank targets its marketing efforts on individuals and small businesses who prefer personalized banking services, and is developing products and services intended to meet the banking needs of people who are age 55 or over.


Lincoln Security Bank
Lincoln Security is an Oregon state-chartered bank organized in 1996, the deposits of which are insured by the FDIC. Lincoln Security was organized by a group of business and professional individuals in the Lincoln County area as a locally owned commercial bank serving the needs of the city of Newport and Lincoln County, Oregon. Lincoln Security's principal office is located at 1250 North Coast Highway in Newport, Oregon. The bank commenced operations on May 30, 1996. Lincoln Security engages in a general commercial banking business in Lincoln County and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.

SBHC facilitated the organization of Lincoln Security by purchasing 210,390 shares of Lincoln Security's Class B common stock, representing approximately 68% of the equity of Lincoln Security Bank. The remaining equity consists of shares of Class A common stock owned by local investors. The shares of Class A and Class B common stock are identical in all respects, except that the Class A and Class B common stock vote as separate classes in the election of directors with the Class B shares being entitled to vote for a number of directors constituting a mere majority of the directors, and the Class A shares being entitled to vote for the balance of the directors. Pursuant to a shareholders agreement, the Class A common shareholders, under certain circumstances, have the right to purchase all of the Class B common stock of Lincoln Security owned by SBHC, after five years but before 10 years following the date of Lincoln Security's charter. Conversely, SBHC has the right under certain circumstances to acquire all of the then outstanding shares of Lincoln Security Class A common stock. If SBHC were to acquire the Class A common stock in an exchange for newly issued securities of SBHC, such a transaction would likely cause little or no dilution to existing shareholders of SBHC. SBHC does not expect to receive dividends on its shares of Class B common stock for the foreseeable future, as any earnings of the bank are expected to be retained to fund further growth of the bank.

As a result of the ownership of a majority of Lincoln Security's outstanding common stock, SBHC is able to control any corporate decisions requiring approval of Lincoln Security shareholders. At this time, Mr. Brummel, President and Chief Executive Officer of SBHC, and Kenneth Messerle, a director of SBHC, are serving on the Board of Directors of Lincoln Security, with balance of the Board of Directors being Lincoln County residents. SBHC believes that, like Security Bank, the success of the bank depends on being identified as a local bank that knows and understands the needs of the community it serves. Accordingly, SBHC believes it is important that Lincoln Security have a majority of its board members from the local community who are familiar with Lincoln County and are known by the potential customers which the bank seeks to attract. The presence of local shareholders, and the appointment of predominantly local, Lincoln County directors, are expected to help ensure that Lincoln Security will have the same community commitment and ties that distinguish Security Bank from its larger statewide competitors. Although currently SBHC has only two representatives on Lincoln Security's Board of Directors, SBHC expects to continue to influence major decisions made by the Board. Further, it is anticipated that the Lincoln Security's management will continue to look to SBHC and Security Bank for guidance in managing the administrative affairs of the bank. Nonetheless, Lincoln Security officers oversee day-to-day operations of the bank without significant involvement of SBHC.


Pacific State Bank
Pacific State Bank is an Oregon commercial bank incorporated in November, 1962, as Pacific Security Bank. The bank adopted its current name in 1989, and conducts business from a single office in Reedsport, Oregon. Pacific State Bank engages in a general commercial banking business in Douglas County and offers commercial banking services to small and medium size businesses, professionals and retail customers in their market area.

SBHC acquired Pacific State Bank in 1997. At December 31, 1997, Pacific State Bank had total assets of $54.7 million, total loans of $29.6 million, and total deposits of $46.7 million. Pacific State Bank continues to operate as a separate subsidiary bank, with a local Board of Directors.

Business Strategy
SBHC seeks to achieve growth in its earning assets, while maintaining a strong return on equity. The strategy for accomplishing those goals is based upon:

     -    Personalized Customer Service

     -    Development of Innovative Products

     -    Expanding into new Geographic Markets

PERSONALIZED CUSTOMER SERVICE. SBHC's banking subsidiaries pride themselves on being community banks serving the central and southern Oregon coast. The banks' personnel are primarily long-time residents, with many years of banking experience in their communities. In an era when larger competitors are minimizing personnel expenses through the use of part-time tellers, centralized loan centers, and electronic technology, the banks remain committed to serving customers through personal service: loan officers and other employees who know and are known by their customers.

From the Boards of Directors, who are all residents and active members of their respective communities, to branch tellers, service and accessibility are emphasized. To enhance customer service, Security Bank provides "platform banking," which gives employees computer access to customer records and allows them to respond to inquiries efficiently.

To promote employee commitment to customer service, SBHC maintains an Employee Stock Ownership Plan in which all employees are eligible to participate. The Plan enables employees to become shareholders of SBHC and share a common interest with other shareholders. Thus, employees' efforts to improve SBHC's performance provide an economic benefit to them through potential increases in the value of their share ownership. SBHC also has established a stock option plan for senior management personnel.

INNOVATIVE PRODUCTS. SBHC seeks to increase market share through innovative products oriented to the needs of potential customers. As Lincoln Security is still in the initial stages of business development, and therefore is concentrating on basic services, these innovative products are currently being marketed by Security Bank. Security Bank provides, for example, specially designed deposit and insurance products for the population over age fifty-five, such as tax-deferred annuities and a certificate of deposit which features a waiver of early withdrawal penalties in the event the funds are needed for health care expenses. To provide services which Security Bank does not provide directly, the bank partners with other organizations, exemplified by its arrangement with the Bank of California to provide trust services. Security Bank provides electronic banking services for those who desire it, and offers a telephone banking system which allows customers to access their account information and obtain information about bank services by telephone, 24-hours a day. During banking hours, however, employees answer customer telephone calls to maintain personal contact rather than relying upon computerized answering services. Security Bank also offers bank cards, allowing customers worldwide bank ATM network access.


GEOGRAPHIC MARKET EXPANSION. SBHC is acting to diversify and expand its asset base by moving outside of its traditional market areas without losing the personal service and community focus which differentiate it from its competitors. For example, Security Bank has opened mortgage loan offices in Eugene, Bend, and Portland, Oregon.

Prior to the organization of Lincoln Security, SBHC had considered expanding its market geographically through acquisitions or the opening of branch offices of Security Bank in coastal communities north of its existing market area. SBHC believed, and continues to believe, however, that retaining a community bank identity is crucial to Security Bank's and SBHC's success, and that branching beyond the existing market would pose some risk to Security Bank's image as a local bank. SBHC believes that organizing new community banks in cooperation with local business people provides opportunities for expansion while retaining the benefits of being identified as a local community bank.

SBHC's investment in Lincoln Security is a unique approach to partner with investors in a new market area, and reflects SBHC's commitment to geographic market expansion. Management believes that the Lincoln Security Bank investment, if successful, can be a model for investments in other community banks. SBHC is currently investigating other communities that might present attractive opportunities to organize new community banks on a basis similar to that of Lincoln Security.

In particular, SBHC has identified Springfield, Oregon as a community which the Company believes would support a new bank offering services and products similar to those provided by Security Bank, Pacific State Bank and Lincoln Security Bank. John A Moretti, an experienced banker most recently serving as a Commercial Loan Officer in the Springfield Branch of another community bank, has joined SBHC to organize the new bank under the name "McKenzie State Bank" , and help raise the needed capital and serve as its president. SBHC has committed to fund at least 51% of the anticipated $4,000,000 in initial capital of McKenzie State Bank. Although the land has been secured which would serve as the bank's head office and an application to organize the bank has been filed, no assurances can be made that the necessary capital can be raised, or that Federal and State regulatory approvals will be obtained.

SBHC's growth strategy can be further seen in a proposed spin-off of the Brookings-Harbor branch of Security Bank as a separate wholly-owned subsidiary bank of SBHC. This spin-off is intended to permit that branch to expand its local market share by being the local community bank, rather than simply a branch of another out-of-town financial institution. Applications to organize the bank have been filed, under the name "Family Security Bank". The spin-off has not yet been approved by federal and state regulators, and is not expected to be completed until the second quarter of 1998. At that time, it will operate as a separate bank with its own directors and executive officers, with some representation by SBHC directors.


Economic Conditions and Demographics
SBHC and its subsidiary banks primarily receive deposits and make loans in Coos, Curry Lincoln and Douglas Counties of Oregon. As community banks, they have certain competitive advantages in their local focus, but are also more closely tied to their respective local economies than competitors who serve a number of geographic markets.

COOS AND CURRY COUNTIES
Coos County had a population of approximately 62,100 in 1995, while the population of Curry County was approximately 22,200. About half of the population of each county is in an urbanized area, the Coos Bay - North Bend area in Coos County and the Brookings-Harbor area in Curry County.

The economies of Coos and Curry Counties depend particularly on forest products, fishing, agriculture and tourism. One of the major features of economic developments in both counties over the past 15 years has been the reduction in employment in the forest products industry and the effects on the local economy.
 Approximately three-quarters of the land in the two counties is commercial timberland, with 65% being privately owned in Coos County and 40% in Curry County. The balance is federal and state forests.

During the period 1979 to 1982, Coos County experienced a 17% decline in the number of wage and salary jobs, with half of that decline occurring in the forest products industry. The decline in forest products employment produced high levels of unemployment and a decline in population. In the late 1980's and into the 1990's, the population began growing again, and was up 3% from 1990 to 1995. Curry County, while also suffering high unemployment, has recovered, and is growing at a faster rate. The population of Curry County grew 12.9% between 1990 and 1995. Although much improved from the highest levels of the early 1980's, unemployment remains above Oregon and U.S. averages in both counties.

A significant change in the makeup of the population in the two counties has occurred with the emigration of working families and the influx of retirees, particularly into Curry County. With these population shifts, a high percentage of personal income comes from sources other than net earnings, according to the Oregon Employment Department.

The result of these employment and population changes is a shift to an economic base which is more stable and less dependent on the forest products industry. The industry remains an important employment source, but no longer dominates the economy. Retail trade, government and services are the largest employment segments in both counties. Tourism has become increasingly important to both counties. Agriculture, although a small industry in terms of employment, remains a significant economic factor. Cranberries and nursery stock are major crops in Coos County, while southern Curry County is part of the largest lily bulb growing area of the U.S. The fishing industry in Coos County, although still important, has contracted significantly since 1980, particularly due to reductions in salmon fishing.


LINCOLN COUNTY
Lincoln County, the market served by Lincoln Security, is located on the central Oregon coast and its economy is dependent primarily on the forest products and fishing industries, tourism and service businesses. Over the past several years, forest products activity has significantly decreased and some segments of the fisheries industry have experienced significant declines. However, Lincoln County is less dependent than Coos or Curry Counties upon forest products manufacturing. Unemployment rates in Lincoln County have closely paralleled those of Oregon as a whole, in contrast with Coos and Curry Counties where they have been significantly higher. Offsetting the decrease in forest products and fisheries, tourism has emerged as a major industry for the county. Lincoln County's relative proximity to the population centers of Portland and the Willamette Valley of Oregon has continued to make it a popular weekend vacation spot and retirement area. Lincoln County has also embarked on a program to promote diversification of its economic base through a state-sponsored "Key Industry Initiative" whereby each county selects three key industries to target for expansion of employment prospects in return for financial and other forms of state assistance. Lincoln County has selected software and high technology, government contract work in research and development, and professional services as its target industries. Total population of Lincoln County has increased from 35,350 in 1980 to 41,000 in 1994, approximately a 16% increase. This modest increase belies the changing composition of the job market and economic base in the county which has shifted markedly during this period. The State of Oregon Employment Division forecasts population for Lincoln County of approximately 47,500 by the year 2000, assuming the absence of major economic recessions which might have a negative impact on employment and population growth. As with Coos and Curry Counties, a significant portion of the Lincoln County population is over age 65.

DOUGLAS COUNTY
Pacific State Bank's primary service area around Reedsport has, like other communities on the central and southern Oregon Coast, experienced relatively slow population growth. The primary industries on which the economy has been dependent have changed over the past ten years from commercial fishing, timber and wood products to tourism and services supporting the growing population of retired persons. Retirement income currently constitutes approximately 46% of the region's personal income.


COMPETITION
The geographic areas of Oregon served by SBHC and its subsidiaries are highly competitive with respect to both deposits and loans. SBHC competes principally with commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions. The major commercial bank competitors are state-wide institutions which are among the largest Oregon-headquartered commercial and savings banks. Each of these competitors is owned by multi-state, multi-billion dollar holding companies. These banks have the advantages of offering their customers services and state-wide banking facilities that SBHC does not offer.

SBHC's primary competition for deposits comes from commercial banks, a savings and loan association, credit unions, and money market funds, some of which may offer higher rates than SBHC can offer. Secondary competition for funds comes from issuers of corporate and government securities, insurance companies, mutual funds, and other financial intermediaries. Other than with respect to large certificates of deposit, SBHC competes for deposits by offering a variety of deposit accounts at rates generally competitive with similar financial institutions in the area.

SBHC's competition for loans comes principally from commercial banks, savings and loan associations, mortgage companies, finance companies, insurance companies, and other institutional lenders. Many of its competitors have substantially higher lending limits than those of SBHC's subsidiaries, individually or in the aggregate. SBHC competes for loan origination through the level of interest rates and loan fees charged, the variety of commercial and mortgage loan products, and the efficiency and quality of services provided to borrowers. Lending activity can also be affected by the availability of lendable funds, local and national economic conditions, current interest rate levels, and loan demand. As described above, SBHC and its subsidiaries compete with their larger commercial bank competitors by emphasizing their community bank orientation and efficient personal service to local customers, particularly local lending.

Lincoln County presents a particularly competitive market. Although Lincoln County is currently served by seven commercial banks, two thrifts and one credit union, many of which offer more services and products than offered by Lincoln Security, only one of the commercial banks has its head office in Lincoln County and it is owned by a holding company headquartered in the Portland metropolitan area. Further, in 1994, a second community bank with its head office in Newport was acquired by a large multi-state bank holding company. A third community bank previously headquartered in Newport was acquired by a multi-state holding company in 1990. It is believed that the loss of these local community banks presents increased opportunities for a new community bank to compete effectively for business in this market area.

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


FEDERAL AND STATE BANK REGULATION
The Banks, as state-chartered banks with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), that are not members of the Federal Reserve System, are subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, through the Division of Finance and Corporate Securities ("Oregon Director"), and to the supervision and regulation of the FDIC. These agencies may prohibit the Banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Security Bank's current CRA rating is "Outstanding," the highest rating awarded. Lincoln Security and Pacific State Bank both have "Satisfactory" ratings.

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

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each Federal banking agency has established, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Banks meet all the standards, and therefore does not believe that these regulatory standards materially affect the Company's business operations.

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


DIVIDENDS
The principal source of the Company's cash inflow is dividends received from Security Bank and Pacific State Bank. Lincoln Security Bank does not currently pay dividends and is not expected to in the near future, as earnings will be retained to fund future growth. Under the Oregon Bank Act, the Banks are subject to restrictions on its payment of cash dividends to the Company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net undivided profits then on hand, after first deducting (i) all losses;
(ii) all bad debts, unless the debts are well-secured, (a) on which interest for a period of one year is past due and unpaid, and (b) upon which final judgment has been obtained, but for more than one year the judgment has been unsatisfied and interest has not been paid; (iii) all assets or depreciation charged off as required by the Oregon Director; and (iv) all accrued expenses, interest and taxes of the bank. Lincoln Security is not able to pay dividends as a result of the lack of retained earnings.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The Banks and the Company are not currently subject to any regulatory restrictions on their dividends other than those noted above.

EMPLOYEES
As of December 31, 1997, SBHC and its subsidiaries had a total of 160 full-time equivalent employees. None of the employees of SBHC or its subsidiaries are subject to a collective bargaining agreement. SBHC and its subsidiaries consider their relationships with their employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

COOS BAY MALL FACILITY. Security Bank's Mall Facility is located at 170 S. Second Street, Coos Bay, Oregon, and is registered on the national register of historic places. The building and land are owned by the bank. The Mall branch, consumer lending center, Security Financial Insurance Agency and the Data Processing center occupy the first floor. SBHC's administrative offices occupy the second floor.

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

COQUILLE BRANCH. The Coquille Branch of Security Bank is located at 479 N. Central, Coquille, Oregon. The building and land are owned by the bank.

BANDON BRANCH. The Bandon Branch of Security Bank is located at 1125 Hwy 101, Bandon, Oregon. The building and land are owned by the bank.

BUNKER HILL BRANCH. The Bunker Hill Branch of Security Bank is located at 900 Hwy 101 South, Coos Bay, Oregon. The building and land are owned by the bank. The Company's mortgage lending operation also has an office in this facility.

NORTH BEND BRANCH. The North Bend Branch of Security Bank is located at 3451 Broadway in North Bend, Oregon. The building and land are leased. The lease term expires in 1998 and has options for two additional periods of five years each.

BROOKINGS-HARBOR BRANCH. The Brookings-Harbor Branch of Security Bank is located at 16271 Hwy 101 South, Brookings, Oregon. The building and land are leased. The lease expires in 2004. SBHC is currently taking steps to create a separate, wholly-owned subsidiary bank from this branch.

MORTGAGE LENDING OFFICES. SBHC has mortgage lending offices located at 200 East 11th Avenue, Suite 14A, Eugene, Oregon, at 2106 N.E. 4th St., Bend, Oregon and at 6950 S.W. Hampton St., Suite 100, Tigard, Oregon. The Eugene and Bend offices are leased under a lease agreements which expire October 14, and October 31, 1998, respectively. The Tigard office is leased under a monthly rental agreement.

LINCOLN SECURITY BANK. Lincoln Security's principal office is located at 1250 North Coast Highway in Newport, Oregon, in a facility owned by the bank and situated on land which is leased from an unaffiliated third party through January, 2011. The lease may be renewed by Lincoln Security for two additional 10-year periods.

PACIFIC STATE BANK. Pacific State's principal office is located at 1975 Winchester Avenue in Reedsport, Oregon. The building and land are owned by the bank.

COOS BAY PROPERTY. The Company owns the land located at 700 South Broadway Street, Coos Bay, Oregon. Construction of a branch at this location is currently underway and will replace the Bunker Hill Branch located at 900 Hwy 101 South, Coos Bay, Oregon.

NORTH BEND PROPERTY. The Company owns the building and land located at 2330 Broadway, North Bend, Oregon. Construction of a branch at this location is currently underway and will replace the North Bend Branch located at 3451 Broadway, North Bend, Oregon.

ITEM 3.   LEGAL PROCEEDINGS

SBHC's subsidiary banks are from time to time a party to various legal actions arising in the normal course of business. Management believes that there is no threatened or pending proceedings against SBHC or the banks, which, if determined adversely, would have a material effect on the business or financial position of SBHC or the banks.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 21, 1997, a special meeting of the shareholders of SBHC was called to approve the acquisition of Pacific State Bank. The results of the vote were:

          Number of votes cast for            2,356,155
          Number of votes cast against           12,811
          Number of votes abstained               8,750



PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the NASDAQ National Market System under the symbol
"SBHC".   Prior to the Offering of the Common Stock in September 1996, the
Common Stock had been traded over-the-counter through the OTC Bulletin Board and the Pink Sheet Service of the National Quotation Bureau. The following lists the high, low and closing prices at the end of each period through the second quarter of 1996, obtained from Black & Company, Inc., the principal market maker in the Company's Common Stock, and from NASDAQ thereafter:

Fiscal 1996:                   High       Low      Close Cash dividend per share
 First Quarter ............... $8.75     $7.75     $7.88         $0.10
 Second Quarter .............. $9.50     $8.00     $8.50         $0.00
 Third Quarter ............... $8.75     $8.00     $8.25         $0.10
 Fourth Quarter .............. $9.00     $8.25     $8.50         $0.00
Fiscal 1997:
 First Quarter ...............$11.75     $8.50    $11.38         $0.11
 Second Quarter ..............$12.50    $11.00    $11.25         $0.00
 Third Quarter ...............$15.75    $11.25    $15.25         $0.11
 Fourth Quarter ..............$16.25    $12.25    $12.25         $0.00

As of January 31, 1998, the Common Stock was held of record by approximately 614 shareholders, a number which does not include beneficial owners who hold shares in "street name".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

The following summary financial data and the discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1997 and 1996. The consolidated entity includes Security Bank Holding Company (the Company, or
SBHC), a bank holding company, its wholly-owned subsidiaries, Security Bank and Pacific State Bank, and its majority owned subsidiary, Lincoln Security Bank. Collectively within this document, the consolidated entity is referred to as the Company.

ACQUISITION OF PACIFIC STATE BANK
In June 1997, the Company and Pacific State Bank (PSB) announced a definitive agreement to merge in a stock-for-stock exchange. The transaction, accounted for as a pooling of interests, was consummated on November 22, 1997, in an exchange of 3.10 shares of SBHC common stock for each share of PSB common stock.
 There were 1,261,313 shares of SBHC common stock issued for 406,875 shares of PSB common stock. All prior period financial data has been restated to include PSB.

The acquisition of PSB was pursued due to their excellent historical financial performance, excessively strong capital levels and their geographic location. PSB is located on the Oregon coast, approximately 30 miles north of Coos Bay. As such, it was a natural extension of the Company's franchise of community banks. PSB's performance numbers (both Return on Equity and Return on Assets) will strengthen those of the overall Company. Finally, the additional capital will enable the Company to pursue other aspects of it's growth strategy.

RESULTS OF OPERATIONS
The operating results of the Company depends primarily on net interest income. The Company's net interest income is determined by interest rate spread, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch in the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities. Interest rate spread is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. The Company's net income is also affected by the establishment of provisions for loan losses and the level of its other income, including service charges on deposit accounts and sold real estate loan fees, as well as its other expenses and income tax provisions.

SUMMARY INCOME STATEMENTS

(Dollars in thousands)                                     1997    1996  $ change  % change
                                                         ------- ------- --------  --------

Interest income                                          $20,091 $17,752   $2,339   13.18%
Interest expense                                           8,337   7,037    1,300   18.47%
                                                          ------  ------    -----   ------
  Net interest income before provision                    11,754  10,715    1,039    9.70%

Provision for loan loss                                      263     232       31   13.36%
                                                          ------  ------    -----   ------
  Net interest income                                     11,491  10,483    1,008    9.62%

Non-interest income                                        3,869   3,476      393   11.31%
Merger related expense                                       253      --      253  100.00%
ESOP compensation expense                                    716     459      257   55.99%
Other non-interest expense                                10,409   9,115    1,294   14.20%
                                                          ------   -----    -----  -------
  Income before taxes and minority interest                3,982   4,385    (403)  (9.19)%

Income taxes                                               1,247   1,353    (106)  (7.83)%
                                                           -----   -----    -----  -------
  Income before minority interest                          2,735   3,032    (297)  (9.80)%

Loss attributable to minority interest                        30      37      (7) (18.92)%
                                                          ------  ------   ------ --------
  Net income                                              $2,765  $3,069   $(304)  (9.91)%
                                                          ======  ======   ======  =======

Return on average assets                                   1.06%   1.35%
Return on average equity                                  10.40%  13.93%
Dividend payout ratio                                     32.35%  23.81%




General. Net income decreased to $2.8 million for the year ended December 31, 1997 from $3.1 million for the year ended December 31, 1996, a 9.91% decrease. The primary reason for the decrease in net income were merger related expense and an increase in ESOP compensation expense.

Net Interest Income. Net interest income before the provision for loan losses increased $1.0 million or 9.7% for the year ended December 31, 1997 over the same period in 1996. The increase resulted from a $2.3 million increase in interest income offset by a $1.3 million increase in interest expense. The increase in interest income is due primarily to an increase in average earning assets of $30.8 million or 14.5% for the year ended December 31, 1997, over the same period in 1996. Although loans continued to increase during 1997, new deposits at prevailing interest rates limited the increase in the net interest income. Interest expense increased due to both volume and rate for the comparable periods in 1997 over 1996. Average interest-bearing liabilities increased $29.1 million or 14.4% for the year ended December 31, 1997, compared to the same period in 1996. The weighted average yields earned were 8.25% and 8.34% for the years ended December 31, 1997 and 1996, respectively. Average yields earned decreased 9 basis points or 1.08% for the year ended December 31, 1997 compared to the same period in 1996. Average rates paid were 3.61% and 3.48% for the years ended December 31, 1997 and 1996, respectively. This represents an increase of 13 basis points or 3.74% for the year ended December 31, 1997, compared to 1996.

Provision for Loan Loss. The provision for loan loss increased during the year ended December 31, 1997 to $263,000 as compared to $232,000 for the same period in 1996. Net charge-offs during the years were $298,000 and $218,000 for 1997 and 1996, respectively. Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $1,429,000 at December 31, 1997, as compared to $1,336,000 at December 31, 1996. The Company's ratio of reserve for loan losses to total loans was 1.00% at December 31, 1997, compared to 1.07% at December 31, 1996.

Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due, and other real estate owned) were $756,000 and $516,000 at December 31, 1997 and 1996, respectively. The increase in non-performing assets is attributable to a small number of non-performing loans secured by multiple family residential real estate. Management believes the loans are adequately secured and that no significant losses will be incurred. Management does not believe that the increase represents a deterioration of the credit quality of the loan portfolio or an indication of future credit problems.

NON-INTEREST INCOME. Non-interest income increased 11.31% for the year ended December 31, 1997 as compared to the same period in 1996. In 1996, the Company had a nonrecurring sale of $683,000 of mortgage servicing rights, recognizing a gain of $380,000. Service charges on deposit accounts were $1,129,000 in 1997, compared to $1,101,000 in 1996, a 2.5% increase, resulting primarily from an increase in deposits. Mortgage loan origination's were $57.1 million in the year ended December 31, 1997, compared to $62.6 million for the same period in 1996. Loans sold were $57.1 million and $63.1 million for the years ended December 31, 1997 and 1996, respectively, generating $1,351,000 and $1,033,000 of sold loan fee income during each respective period, an increase of 30.8% over 1996. A strong refinance market resulting from low interest rates, as well as expansion of Security Mortgage into the Portland market supported mortgage origination activity.

MERGER RELATED COSTS, comprised of professional fees incurred in connection with the acquisition of Pacific State Bank, were $253,000 for the year ended December 31, 1997.

ESOP COMPENSATION EXPENSE. The Company sponsors an Employee Stock Ownership Plan (ESOP), a leveraged employee-retirement benefit plan which owns approximately 22% of the common stock of the Company.

The ESOP owns 976,127 shares, of which 591,343 are allocated to plan participants. The remaining 384,784 shares are unallocated, and will be allocated over the remaining debt service period. The current ESOP debt of $1,858,000 is to be extinguished over the next six years, ending in 2003. As the debt is paid, shares are released for allocation. The release of shares is comprised of shares released through dividends on allocated shares, and shares released through compensation expense (a non-cash charge to the income statement). Compensation expense is calculated by multiplying the shares released as compensation by the average share price of the Company's common stock for the year. Two components of shareholders' equity are also affected. There is a reduction in unearned ESOP shares at cost, and an increase in surplus at the difference between the fair market value and the cost of the shares, thereby creating no impact on shareholders' equity and off-setting the compensation expense. As shares are released, they are considered outstanding for the purposes of calculating earnings per share and book value per share.

In 1997, the average share price was $12.14, a 47% increase over the average price in 1996 of $8.24. This significant price appreciation has caused the compensation charge to increase proportionately, well beyond the originally planned 7% of eligible salaries. The resulting non-cash charge to earnings in 1997 of $716 represented 22% of eligible salaries, and the charge in 1996 of $459 was 17% of eligible salaries.

Because of the growing impact on the Company's earnings, in July 1997, the Company requested a Private Letter Ruling (PLR) from the Internal Revenue Service (IRS) to extend the repayment of the debt, thereby reducing the number of shares being released each year. This would return the retirement benefit to the originally planned levels.

In December 1997, the Company received a preliminary response from the IRS indicating that it would not be ruling in favor of the PLR request. After further discussion with the IRS in January 1998, the IRS removed the preliminary decline status pending development of guidelines concerning debt extension requests. The IRS has indicated a six month time frame to draft these guidelines.

At this time, the Company is aware of three possible scenarios regarding the timing of the release of the remaining unallocated shares, as follows:

  Option 1.    Follow the current debt amortization, the remaining unallocated shares will be released over the next six years,

  Option 2.    Upon notification of a favorable PLR, extend the debt four years and release the remaining unallocated shares over the next ten years. Note the actual extension period and number of shares released would be dependent upon the provisions allowed by the IRS, or

  Option 3.    Shorten the ESOP tax year, permitting the Company to accelerate the debt and release all remaining unallocated shares during 1998.


The following table presents the release of the remaining unallocated shares under the three possible options under consideration by the Company:

             Year    Option 1  Option 2  Option 3
             1998 ..  71,910    47,520   384,784
             1999 ..  74,675    41,839     ---
             2000 ..  53,823    40,766     ---
             2001 ..  57,334    40,359     ---
             2002 ..  61,489    39,117     ---
             2003 ..  65,553    37,821     ---
             2004 ..   ---      35,024     ---
             2005 ..   ---      35,891     ---
             2006 ..   ---      35,090     ---
             2007 ..   ---      31,357     ---
                     -------   -------   -------
            Total .. 384,784   384,784   384,784
                     =======   =======   =======

If the PLR is approved by the IRS, the Company would likely revise the debt repayment schedule as described in Option 2. The Company may consider Option 3 to lower the burden of compensation expense for future years. Option 3 may be considered regardless of the outcome of the PLR request and regardless of any subsequent debt extension. If Option 3 were selected, an extraordinary non-cash charge would be incurred in 1998, which would substantially lower earnings and may result in a loss for the year. Because the expense is based on the average market value of the Company's common stock for the year, it is not possible to accurately determine the final amount of charge if Option 3 were followed. However, no final response has been received regarding the PLR and the Company has made no determination other than to currently accrue compensation expense in accordance with Option 1.

OTHER NON-INTEREST EXPENSE. Other non-interest expense increased 18.8% for the year ended December 31, 1997, as compared to the year ended December 31, 1996. Primary reasons for the increase include a full year of operating expense for Lincoln Security Bank (noting Lincoln's operations started May 1996), increased salary and related benefits and increased furniture & fixture costs relating to depreciation on new equipment.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased 7.8% for the year ended December 31, 1997 as compared to the same period in 1996. The Company's effective tax rate decreased resulting from a lower state tax rate for 1997, and the removal of a deferred tax asset valuation allowance, as it is more likely than not the deferred tax asset will be realized through future taxable income.

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

                                                          Year ended December 31
(Dollars in thousands)                                         1997      1996
                                                            --------   --------
Loans outstanding at end of period                          $142,728   $124,241
                                                            ========   ========
Average loans outstanding during the period                 $134,051   $116,236
                                                            ========   ========

Reserve balance, beginning of period                          $1,336     $1,257

Recoveries:
  Commercial                                                      43         28
  Real estate                                                      1          4
  Installment                                                     62         30
  Credit card                                                     22          3
                                                                 ---         --
                                                                 128         65

Loans Charged off:
  Commercial                                                    (69)       (24)
  Real estate                                                    (3)         _
  Installment                                                  (120)      (153)
  Credit card                                                  (106)       (41)
                                                               -----      -----
                                                               (298)      (218)

Net loans charged off                                          (170)      (153)

Provision charged to operations                                  263        232
                                                              ------     ------
Reserve balance, end of period                                $1,429     $1,336
                                                              ======     ======
Ratio of net loans charged off to average loans outstanding    0.13%      0.13%
                                                               =====      =====

LENDING AND CREDIT MANAGEMENT
Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Company's customer base and the growth experienced in Coos, Curry, Lincoln and Douglas Counties, real estate is frequently a material component of collateral for the Company's loans. The expected source of repayment of these loans is generally the operations of the borrower's business or personal income, but real estate provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic market area.

The Company mitigates risk on construction loans by generally lending funds to customers that have been pre-qualified for long term financing and who are using contractors acceptable to the Company. The commercial real estate risk is further mitigated by making the majority of commercial real estate loans on owner-occupied properties.

The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. For example, the Company limits commercial loans to 70% of the value of the collateral, and residential mortgages, which may be first or second liens, to 80% of the value of the collateral. Residential loans with a loan to value greater than 80% carry private mortgage insurance.

The following table presents information with respect to non-performing assets:

                                                                  December 31,
(Dollars in thousands)                                            1997    1996
                                                                  ----    ----
Loans on non-accrual status                                       $506    $516
Loans past due greater than 90 days, not on non-accrual status     250      --
Other real estate owned, net                                        --      --
                                                                  ----    ----
     Total non-performing assets                                  $756    $516
                                                                  ====    ====
Percentage of non-performing assets to total assets               .28%    .21%

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

                                      December 31,
                                  Percent of           Percent of
(Dollars in thousands)  1997     Total loans    1996  Total loans
                        ----     -----------    ----  -----------
Unclassified loans....  $769        0.54%       $881      0.71%
Letters of credit.....    --        0.00%          3      0.00%
Credit cards..........    62        0.04%         42      0.03%
Watchlist.............   226        0.15%        104      0.08%
Substandard...........   293        0.21%        292      0.24%
Doubtful .............    79        0.06%         14      0.01%
Specific-reserve......    --        0.00%         --      0.00%
                      ------        -----     ------      -----
  Total  .............$1,429        1.00%     $1,336      1.07%
                      ======        =====     ======      =====

ANALYSIS OF NET INTEREST INCOME
The following table presents average balances of interest-earning assets and interest-bearing liabilities, along with yields earned/paid, net interest spread and net interest margin for the periods indicated (amounts in thousands, except percentages):

Analysis for the years ended                                                    Increase
December 31, 1997 and 1996                                 1997       1996     (Decrease)   % Change
----------------------------------------------------------------------------------------------------
(Dollars in thousands)

Average interest-earning assets.......................   $243,590   $212,779     $30,811     14.48%
Average interest-bearing liabilities..................   $231,176   $202,075     $29,101     14.40%

Average yields earned.................................       8.25%      8.34%      -0.09%    -1.08%
Average rates paid....................................       3.61%      3.48%       0.13%     3.74%
                                                             -----      -----      ------    ------
Net interest spread...................................       4.64%      4.86%      -0.22%    -4.53%

Net interest income to average interest-earning assets       4.83%      5.04%      -0.21%    -4.17%

The decrease in net interest margin results from increased competitive pressures, coupled with the Company's use of higher cost borrowings with the Federal Home Loan Bank in 1997.

ANALYSIS OF CHANGE IN INTEREST DIFFERENTIAL
The following tables set forth the dollar amount of the change in the Company's consolidated interest income and interest expense and attributes such dollar amounts to changes in volume, rates and days. Rate/volume variances which were immaterial have been allocated equally between rate and volume changes.

                                                               Year Ended December 31, 1997 over 1996
                                                                  Amount of change attributed to
                                                               --------------------------------------
(Dollars in thousands)                                          Total    Volume     Rate      Days
                                                                -----    ------    ------    -----
Interest income:
  Loans, net and mortgage loans held for sale ...............  $1,598    $1,822    $(193)    $(31)
  Investment securities - taxable ...........................     341       282       72      (13)
  Investment securities - exempt from
      federal income taxes(1)                 ...............      15        77      (59)      (3)
  Time deposits - domestic financial institutions ...........     (16)      (20)       4        _
  Dividend income on Federal Home Loan Bank stock ...........      39        42       (3)       _
  Federal funds sold ........................................     410       395       16       (1)
  Net investment in direct financing leases .................     (48)      (27)     (20)      (1)
                                                               -------   -------   ------    -----
        Total interest income ...............................  $2,339    $2,571    $(183)    $(49)
                                                               -------   -------   ------    -----
Interest expense:
  Interest on deposits:
       Interest-bearing demand ..............................      (1)       12      (13)       _
       NOW accounts .........................................      46        22       25       (1)
       Money market accounts ................................     219       199       23       (3)
       Savings accounts .....................................     (11)       (9)      (1)      (1)
       Time deposits ........................................     440       424       27      (11)
  Securities sold under agreement to repurchase .............     101        97        5       (1)
  Short term borrowings .....................................       1        (2)       3        _
  ESOP debt .................................................     (41)        _      (41)       _
  Federal Home Loan Bank borrowings .........................     546       528       20       (2)
                                                               ------    ------      ---     -----
       Total interest expense ...............................  $1,300    $1,271      $48     $(19)
                                                               ------    ------    ------    -----
Net interest income..........................................  $1,039    $1,300    $(231)    $(30)
                                                               ======    ======    ======    =====

(1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.

                                                              Year Ended December 31, 1996 over 1995
                                                                   Amount of change attributed to
                                                              --------------------------------------
(Dollars in thousands)                                          Total    Volume     Rate    Days
                                                                -----    ------     ----    ----
Interest income:
  Loans, net and mortgage loans held for sale ................   $510      $686    $(206)    $30
  Investment securities - taxable ............................  1,221     1,184       27      10
  Investment securities - exempt from
      federal income taxes(1) ................................    (17)       10      (30)      3
  Time deposits - domestic financial institutions ............    (39)      (49)      10       _
  Dividend income on Federal Home Loan Bank stock ............     56        31       25       _
  Federal funds sold .........................................     (4)       18      (23)      1
  Net investment in direct financing leases ..................     92        63       28       1
                                                               ------    ------    ------    ---
        Total interest income ................................ $1,819    $1,943    $(169)    $45
                                                               ------    ------    ------    ---
Interest expense:
  Interest on deposits:
       Interest-bearing demand ...............................     35        31        4      --
       NOW accounts ..........................................    (96)       (8)     (89)      1
       Money market accounts .................................    171       108       61       2
       Savings accounts ......................................    (51)      (23)     (30)      2
       Time deposits .........................................    879       667      203       9
  Securities sold under agreement to repurchase ..............     38        39       (1)     --
  Short term borrowings ......................................     (2)       --       (2)     --
  ESOP debt ..................................................    (21)      (19)      (2)     --
  Federal Home Loan Bank borrowings ..........................    291       333      (44)      2
                                                               ------    ------     ----     ---
       Total interest expense ................................ $1,244    $1,128     $100     $16
                                                               ------    ------    ------    ---
Net interest income...........................................   $575      $815    $(269)    $29
                                                                 ====      ====    ======    ===

(1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.

FINANCIAL CONDITION
SUMMARY BALANCE SHEETS

(Dollars in thousands)                                      1997         1996     $ change % change
                                                          --------    --------    -------- --------

Loans, net..............................................  $141,299    $122,905    $18,394   14.97%
Investments, net........................................    87,970      98,451    (10,481)(10.65)%
Other assets............................................    40,963      22,859     18,104   79.20%
                                                          --------    --------    -------   ------
  Total assets .........................................  $270,232    $244,215    $26,017   10.65%
                                                          ========    ========    =======   ======
Deposits ...............................................  $213,841    $193,964    $19,877   10.25%
Borrowings..............................................    24,528      22,168      2,360   10.65%
Other liabilities.......................................     2,532       1,822        710   38.97%
                                                           -------     -------    -------   ------
  Total liabilities ....................................   240,901     217,954     22,947   10.53%

Minority interest.......................................       908         938        (30) (3.20)%
Shareholders' equity....................................    28,423      25,323      3,100   12.24%
                                                          --------    --------    -------   ------
    Total liabilities, minority interest and equity ....  $270,232    $244,215    $26,017   10.65%
                                                          ========    ========    =======   ======

Equity to asset ratio...................................    10.52%      10.37%
Loan to deposit ratio...................................    66.08%      63.36%

As shown in the table above, total assets have continued to grow in 1997 as compared to the prior year. Assets have grown 10.65% at December 31, 1997, compared to December 31, 1996. The growth in 1997 is the result of increased deposits which were invested in loans, primarily the result of loan demand, as the southern Oregon coast's growth and economic factors continue to be favorable. The ratio of gross loans and leases to deposits increased to 66.08% at December 31, 1997, compared to 63.36% at December 31, 1996.

The growth in interest-earning assets has been predominantly in loans.   Net
loans increased $18.5 million at December 31, 1997, over the same period in 1996. The lower, more stable interest rate environment of the last two years and a stronger, more stable local economy have been major contributors to the increased activity for the year ended December 31, 1997. Investment securities decreased $10.5 million as of December 31, 1997, as compared to the same period in 1996, and were used to fund loan growth.

Deposit growth continued for the years ended December 31, 1997 and 1996. Total deposits increased $19.9 million at December 31, 1997, compared to December 31, 1996. The growth in 1997 and 1996 has been predominantly in interest-bearing deposits.

The Company is a member of the Federal Home Loan Bank of Seattle. This membership allows the Company access to low cost, long-term funding otherwise unavailable. The Company had $16.0 million in borrowings outstanding as of December 31, 1997.


LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base.
A further source of liquidity is the Company's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $11 million for the purchase of funds on an overnight basis. The Company is also a member of the Federal Home Loan Bank which provides a secured line of credit in the amount of $55.4 million, and other funding opportunities for liquidity and asset/liability matching. Over the past three years these lines have been used periodically.
As of December 31, 1997, there were no borrowings under the Company's unsecured lines of credit and $16.0 million was borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors.

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

CAPITAL RESOURCES
Beginning in 1990, federal regulators required the calculation of Risk-based Capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum total Risk-based Capital ratio of 8.00% and a minimum Tier 1 Capital Ratio of 4.00%. At December 31, 1997, the Company had a Risk-based Capital Ratio of 18.33% and Tier 1 Capital Ratio of 17.45%. This was compared to 19.06% and 18.13% for total Risk-Based Capital and Tier 1 Capital, respectively, at December 31, 1996. If the Company were fully leveraged
(i.e. if the Company were at the minimum Risk-Based Capital and Tier 1 Capital ratios), further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

INTEREST SENSITIVITY
The Company defines interest sensitivity (or interest rate risk) as the risk that the Company's earnings or capital will change when interest rates change. Market, or economic risk, by comparison, is the risk that the value of the Company's assets will change when interest rates change. To ensure consistent measurement, the Company has developed comprehensive Asset and Liability Management policies that are followed by all affiliate banks.

"Exposure" is the change in pre-tax earnings, over a 12 month period, when the Fed Funds rate changes. "Leverage" is the Company's exposure calculated as a percent of capital and therefore is expressed in terms of a pre-tax Return on Equity.

If the Company's earnings move in the same direction as interest rates, then the Company is "asset sensitive" (i.e. interest income changes more than interest expense). If the earnings move in the opposite direction from the change in rates, then the Company is "liability sensitive" (i.e. interest expense changes more than interest income).

Calculation of Interest Rate Risk:
A change in earnings as a result of changes in interest rates is caused by two factors. First, the rate on each asset and liability changes by a different amount and at a different time. Second, there are different volumes of assets and liabilities maturing and repricing (the traditional gap). The combination causes a change in the Company's net interest margin.


Exposure Calculation of Interest Rate Risk:
The Company will use change in earnings exposure as its primary measure of interest rate risk. It is the policy of the Company to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a reasonable range around an "earnings neutral" or "balanced" position. This is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes.

There are three reasons for establishing a target range rather than an exact earnings neutral position. Measuring interest rate risk is not an exact science. We can only estimate the earnings impact of a change in rates, and this estimate may change as the rate environment changes (this is often called "basis risk"). Also, the mix of assets and liabilities available in the Company's market may not produce an exact earnings neutral position, thus forcing the Company to forego good business opportunities if it must keep a totally balanced position. Lastly, a neutral position does not allow the Company to modestly position itself to take advantage of a rising or falling rate trend (i.e. keeping investments shorter when rates are rising).

There can be exceptions to this general rule. If, for example, the Company has a liquidity or capital problem then this takes priority and the Company would employ a strategy that protects liquidity by maintaining an asset sensitive position (i.e. having assets that will reprice quickly to reflect a change in interest rates). This would keep assets at current rates to allow their sale, if needed, without recognizing a significant loss.

Interest Rate Risk Exposure/Leverage Limits:
The Company shall normally maintain a mix of assets and liabilities that produces interest rate risk that will change the Company's net interest income over the next 12 months less than the following limits, if the Fed Funds rate changes 2%:

                       Change in ROE
                          Leverage
                       -------------
     Asset sensitive....... 4.0%

     Liability sensitive... 2.0%

There is a lower risk limit for liability sensitivity because, in a liability sensitive Company, interest rate risk and market risk move in the same direction, thereby exaggerating the impact of changing rates. If the Company were asset sensitive, these two risks would tend to offset each other.

Interest rate risk is calculated quarterly and reported to the Asset/Liability Management Committee and then to the respective Boards of Directors. Significant changes in the structure of the Company's finances can be modeled during the quarters to ensure continued compliance with these policy limits. At no time during the year were these limitations exceeded.


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

INVESTMENT PORTFOLIO
The following table shows the amortized costs, estimated market values, unrealized gains and unrealized losses of the Company's investment portfolio as of December 31, 1997 and 1996:

                                                             Amortized  Estimated  Unrealized Unrealized
(Dollars in thousands)                                          Cost   Market Value   Gains    Losses
                                                             --------- ------------ --------- ----------
1997 Available for sale
-----------------------
U.S. Government and federal agencies.......................... $21,756   $21,743       $41     $54
Mortgage-backed securities....................................  23,118    23,212       122      28
United States Treasury........................................  18,568    18,686       124       6
Corporate obligations ........................................   8,230     8,225         4       9
Obligations of state and political subdivisions...............  13,719    14,264       550       5
                                                               -------   -------      ----    ----
    Total available for sale ................................. $85,391   $86,130      $841    $102
                                                               =======   =======      ====    ====


1996 Available for sale
-----------------------
U.S. Government and federal agencies.......................... $24,249   $24,149       $30    $130
Mortgage-backed securities....................................  34,339    34,223       116     232
United States Treasury........................................  19,443    19,609       178      12
Corporate obligations.........................................   2,745     2,745         7       7
Obligations of state and political subdivisions...............  14,753    15,111       384      26
                                                               -------   -------      ----     ----
    Total available for sale ................................. $95,529   $95,837      $715     $407

The following is a summary of the contractual maturities and weighted average yields of investment securities classified as available for sale at December 31, 1997:

                                                  Estimated  Weighted
                                        Amortized  Market    Average
(Dollars in thousands)                     Cost     Value     Yield
                                        --------- ---------  --------
U.S. Government federal agencies
  One year or less .......................$1,499    $1,503    6.30%
  After one year through five years ......19,257    19,242    6.29%
  After five years through ten years ..... 1,000       998    8.00%
                                          ------    ------    -----
       Total .............................21,756    21,743    6.37%
                                          ------    ------    -----
Mortgage-backed securities
  One year or less .......................   419       419    5.84%
  After one year through five years  ..... 4,302     4,321    6.80%
  After five years through ten years ..... 3,077     3,078    6.43%
  After ten years ........................15,320    15,394    6.76%
                                          ------    ------    -----
       Total .............................23,118    23,212    6.60%
                                          ------    ------    -----
United States Treasury
  One year or less  ...................... 9,455     9,505    5.81%
  After one year through five years ...... 9,113     9,181    6.66%
                                           -----     -----    -----
       Total .............................18,568    18,686    6.23%
                                          ------    ------    -----
Corporate obligations
  One year or less  ...................... 2,103     2,104    6.09%
  After one year through five years ...... 6,127     6,121    6.06%
                                           -----     -----    -----
       Total ............................. 8,230     8,225    6.07%
                                           -----     -----    -----
Obligations of state and political
    subdivisions (1)
  One year or less  ......................   126       127    6.43%
  After one year through five years ...... 1,713     1,753    5.39%
  After five years through ten years ..... 5,569     5,828    6.04%
  After ten years ........................ 6,311     6,556    5.40%
                                          ------    ------    -----
       Total .............................13,719    14,264    5.67%
                                          ------    ------    -----
Total securities available for sale......$85,391   $86,130    6.26%
                                          =======  =======    =====

--------------------------
(1) Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

As of December 31, 1997, the Company had no securities classified as "held to maturity".

LOAN PORTFOLIO
Interest earned on the loan portfolio is the primary source of income for the Company. Net loans represented 51.2% of total assets as of December 31, 1997. Although the Company strives to serve the credit needs of its service area, its primary focus is on real estate, commercial and consumer installment loans. The Company makes substantially all of its loans to customers located within the Company's service area. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank, nor significant agricultural loans. Commercial real estate loans primarily include owner-occupied commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. The primary risks of such loans include loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. The Company's underwriting standards attempt to mitigate these risks by requiring a minimum of three consecutive years of sufficient income generation from the owner or occupier or rental incomes of 1.2 times the combined debt service,insurance and taxes. In addition, a 70% loan-to-value ratio limitation is expected to provide sufficient protection against unforeseen circumstances. Other commercial loans include renewable operating lines of credit, short-term notes, and equipment financing. These types of loans are principally at risk due to insufficient business income. Accordingly, the Company does not lend to start-up businesses or others lacking operating history, and requires personal guarantees and secondary sources of repayment. Residential real estate loans include 1-4 family owner- or non-owner occupied residences, multi-family units, construction and secondary market loans pending sale. Generally, the risk associated with such loans is the loss of the borrower's income. The Company attempts to mitigate the risk by thorough review of the borrower's credit and employment history, and limits the loan-to-value ratio to 80% to provide protection in the event of foreclosure. Installment loans consist of personal, automobile or home equity loans. The Company also offers credit cards to its customers. These unsecured loans carry significantly higher interest rates than secured loans, which allows the Company to maintain a higher loss reserve in conjunction with maintaining strict credit guidelines when considering loan applications. The following table presents the composition of the Company's loan portfolio, at the dates indicated:

                                    December 31,
(Dollars in thousands)             1997      1996
                                 -------   -------
Commercial - real estate .....   $31,420   $26,157
Commercial - lines of credit..    37,172    34,480
Residential - real estate.....    34,811    29,238
Installment...................    32,735    28,328
Credit cards and other........     3,701     3,205
                                 -------   -------
    Total loans ..............   139,839   121,408

Deferred loan fees, net.......     (167)     (169)
Reserve for loan losses.......   (1,429)   (1,336)
                                --------  --------
    Net loans ................  $138,243  $119,903
                                ========  ========

At  December 31, 1997, the maturities of all loans by category were as follows:

                                  Within    One to     After
(Dollars in thousands)          One Year Five Years Five Years Total
                                -------- ---------- ---------  -----
Commercial - real estate .....   $10,612   $10,886   $9,922  $31,420
Commercial - lines of credit..    26,584     8,722    1,866   37,172
Residential - real estate.....    17,238     2,920   14,653   34,811
Installment...................     2,716    18,596   11,423   32,735
Credit cards & other..........     3,537       111       53    3,701
                                 -------   -------  ------- --------
  Total  .....................   $60,687   $41,235  $37,917 $139,839
                                 =======   =======  ======= ========

Of loans with maturities of one year or more, $66,504,000 were fixed-rate loans, and $12,648,000 were variable rate loans.

DEPOSIT LIABILITIES
The following table sets forth the average deposit liabilities of, and rates paid by, the Company for the periods indicated:

                                    Years ended December 31,
(Dollars in thousands)                1997                 1996
Deposit Liabilities             Amount     Rate      Amount    Rate
                                ------     ----      ------    ----
  Demand ....................  $29,592      n/a     $26,197      n/a
  Interest-bearing demand  ..    2,757    3.72%       2,426    4.27%
  NOW accounts  .............   30,245    1.18%      28,081    1.09%
  Money market accounts .....   32,635    3.52%      27,216    3.44%
  Savings accounts ..........   20,868    2.49%      21,283    2.50%
  Time deposits .............   84,511    5.31%      76,723    5.27%
                               -------    -----    --------    -----
        Total deposits ...... $200,608    3.30%    $181,926    3.25%
                              ========    =====    ========    =====

As of December 31, 1997, the Company's time deposit maturities were as follows:

                              Time Deposits of    All Other
(Dollars in thousands)        $100 or more(1)  Time Deposits(2)
                              ---------------  ----------------

Remaining Time to Maturity:
  3 months or less  ..........$14,417  59.71% $19,972  31.01%
  4 to 6 months  .............  2,984  12.36%  14,148  21.97%
  7 to 12 months  ............  5,579  23.11%  15,120  23.48%
  Over 1 year  ...............  1,165   4.82%  15,156  23.54%
                                -----   -----  ------  ------
    Total ....................$24,145 100.00% $64,396 100.00%
                              ======= ======= ======= =======

(1) Time deposits of $100 or more represent 11.29% of total deposits as of December 31, 1997.
(2) All other time deposits represent 30.11% of total deposits as of December 31, 1997.


BORROWINGS
The following table sets forth information regarding the Company's Federal Home Loan Bank (FHLB) borrowings for the years ended December 31, 1997 and 1996:

(Dollars in thousands)                             1997        1996
                                                   ----        ----
FHLB Borrowings:
  Amount outstanding at year end ................$16,000     $17,028
  Average outstanding for the year ..............$23,794     $14,914
  Maximum outstanding at any month end ..........$32,780     $17,385
  Weighted average rate for the year ............   5.92 %      5.79 %
  Weighted average rate at year end .............   6.13 %      5.70 %
  Weighted average maturity at year end (days) ..    723         240

AVERAGE BALANCE SHEET AND AVERAGE RATES EARNED AND PAID
The following table presents, for the periods indicated, information regarding average balances of assets and liabilities of the Company, the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, the average interest yields earned or rates paid, net interest income, net interest spread (the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities), and the ratio of net interest income to average earning assets. The table does not reflect any effect of income taxes. All average balances are based on daily balances.

                                                                           FISCAL 1997                      FISCAL 1996
                                                                     Average        Average Yield    Average           Average Yield
(Dollars in thousands)                                               Balance Interest  or Rates      Balance   Interest   or Rates
                                                                     ------- --------  --------      -------   --------   --------
Assets
  Federal funds sold .............................................  $11,068     $598    5.40%       $3,789      $188       4.96%
  Time deposits - domestic financial institutions ................       69        5    7.25%          378        21       5.56%
   Investment securities - taxable  ..............................   77,902    5,069    6.51%       73,762     4,728       6.41%
   Investment securities - exempt
         from federal income taxes  ..............................   17,877      977    5.47%       16,531       962       5.82%
  Loans, gross and mortgage loans
         held for sale, at cost which
            approximates market(1)(2) ............................  130,936   12,948    9.89%      112,825    11,350      10.06%
  Net investment in direct financing leases ......................    3,116      292    9.37%        3,411       340       9.97%
  Federal Home Loan Bank stock, at cost  .........................    2,622      202    7.70%        2,083       163       7.83%
                                                                   --------  -------    -----     --------   -------       -----
     Total interest-earning assets/
          interest income......................................... $243,590  $20,091    8.25%     $212,779   $17,752       8.34%

Cash and due from banks ..........................................    7,264                          6,371
Premises and equipment, net ......................................    5,058                          3,754
Loan loss reserve.................................................  (1,380)                        (1,273)
Investment market value adjustment................................      233                            189
Other assets .....................................................    5,917                          4,729
                                                                   --------                       --------
    Total assets ................................................. $260,682                       $226,549
                                                                   ========                       ========

Liabilities, Minority Interest and Shareholders' Equity
  Demand accounts ................................................  $29,592      $_      _ %       $26,197       $_          _ %
  Interest-bearing demand accounts ...............................    2,757      103   3.74%         2,426       104       4.29%
  NOW accounts ...................................................   30,245      357   1.18%        28,081       311       1.11%
  Money market accounts ..........................................   32,635    1,150   3.52%        27,216       931       3.42%
  Savings accounts  ..............................................   20,868      520   2.49%        21,283       531       2.49%
  Time deposits ..................................................   84,511    4,484   5.31%        76,723     4,044       5.27%
  Securities sold under agreements to repurchase .................    6,374      291   4.57%         4,297       190       4.42%
  Short-term borrowings ..........................................      400       23   5.75%           435        22       5.06%
  ESOP debt ......................................................       _        _      _ %           503        41       8.15%
  Federal Home Loan Bank borrowings ..............................   23,794    1,409   5.92%        14,914       863       5.79%
     Total interest- bearing liabilities/                            ------    -----   -----        ------       ---       -----
          interest expense ....................................... $231,176   $8,337   3.61%        202,075    7,037       3.48%

 Other liabilities................................................    1,997                          1,878
       Total liabilities .........................................  233,173                        203,953
 Minority Interest................................................      924                            558
                                                                        ---                            ---
 Shareholders' equity.............................................   26,585                         22,038

    Total liabilities, minority interest and shareholders' equity. $260,682                       $226,549
                                                                   ========                       ========
Net interest income...............................................           $11,754                         $10,715
Net interest spread...............................................                     4.64%                               4.86%
Net interest income to earning assets.............................                     4.83%                               5.04%



(1) Average non-accrual loans included in the computation of average loans were $511 for 1997 and $508 for 1996
(2) Loan related fees recognized during the period and included in the yield calculation totaled approximately $259 in 1997 and $324 in 1996

ITEM 7.   FINANCIAL STATEMENTS

The financial statements required by regulation S-B are set forth in the pages listed below.


                                                                      PAGE

Independent Auditors' Report                                          32

Consolidated Balance Sheets, as of December 31, 1997 and 1996         33

Consolidated Statements of Income, for the years ended
  December 31, 1997 and 1996                                          34

Consolidated Statements of Shareholders Equity, for the years
  ended December 31, 1997 and 1996                                    35

Consolidated Statements of Cash Flows, for the years ended
  December 31, 1997 and 1996                                          36

Notes to Consolidated Financial Statements                            37-52

Independent Auditors' Report



The Board of Directors and Shareholders
Security Bank Holding Company:


We have audited the accompanying consolidated balance sheets of Security Bank Holding Company and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Bank Holding Company and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP
Portland, Oregon

January 23, 1998

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996
Dollars in Thousands, Except Per Share Data


ASSETS                                                                         1997      1996
                                                                               ----      ----

Cash and cash equivalents:
  Cash and due from banks  .................................................. $10,087  $11,009
  Federal funds sold ........................................................  19,165    1,600
                                                                               ------   ------
    Total cash and cash equivalents .........................................  29,252   12,609

Time deposits _ domestic financial institutions..............................       _      270
Investment securities available for sale ....................................  86,130   95,837
Loans, net................................................................... 136,035  117,719
Mortgage loans held for sale, at cost which approximates market .............   2,208    2,184
Net investment in direct financing leases ...................................   3,056    3,002
Premises and equipment, net .................................................   7,111    5,659
Federal Home Loan Bank stock, at cost .......................................   1,840    2,344
Other assets.................................................................   4,600    4,591
                                                                                -----    -----
    Total assets ............................................................$270,232 $244,215
                                                                             ======== ========
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand .................................................................. $31,550  $26,996
    Interest_bearing demand .................................................   3,728    3,854
    NOW accounts ............................................................  32,869   29,580
    Money market accounts ...................................................  37,074   29,326
    Savings accounts ........................................................  20,079   20,875
    Time deposit  ...........................................................  88,541   83,333
                                                                               ------   ------
        Total deposits ...................................................... 213,841  193,964

  Securities sold under agreements to repurchase ............................   7,945    4,562
  Short term borrowings .....................................................     583      578
  Federal Home Loan Bank borrowings  ........................................  16,000   17,028
  Other liabilities .........................................................   2,532    1,822
                                                                                -----    -----
    Total liabilities ....................................................... 240,901  217,954

Minority interest in subsidiary..............................................     908      938
Shareholders' equity:
  Nonvoting preferred stock, $5 par value.
    Authorized 5,000,000 shares; none issued ................................       _        _
  Voting preferred stock, $5 par value.
    Authorized 5,000,000 shares; none issued ................................       _        _
  Common stock, $5 par value.
    Authorized 10,000,000 shares _ issued and outstanding
    4,442,097 shares in 1997 (4,426,233 shares in 1996)  ....................  22,210   22,131
  Surplus  ..................................................................   1,596    1,039
  Retained earnings  ........................................................   5,629    3,689
  Unearned ESOP shares, at cost  ............................................  (1,469)  (1,728)
  Unrealized gain on investment securities available for sale, net of tax ...     457      192
                                                                                  ---      ---
    Total shareholders' equity ..............................................  28,423   25,323

Commitments and contingent liabilities ......................................
                                                                             -------- --------
    Total liabilities, minority interest and shareholders' equity ...........$270,232 $244,215
                                                                             ======== ========

See accompanying notes to consolidated financial statements.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997 AND 1996
Dollars in Thousands, Except Per Share Data

                                                                                 1997    1996
                                                                                 ----    ----
Interest income:
  Interest on loans .......................................................... $12,948  $11,350
  Interest and dividends on securities:
    Taxable ..................................................................   5,069    4,728
    Exempt from Federal income tax ...........................................     977      962
  Interest on time deposits_domestic financial institutions ..................       5       21
  Dividend income on Federal Home Loan Bank stock ............................     202      163
  Interest on Federal funds sold .............................................     598      188
  Income on direct financing leases ..........................................     292      340
                                                                                   ---      ---
    Total interest income ....................................................  20,091   17,752
Interest expense:
  Deposits
    Interest_bearing demand ..................................................     103      104
    NOW  .....................................................................     357      311
    Money market .............................................................   1,150      931
    Savings ..................................................................     520      531
    Time .....................................................................   4,484    4,044
  Securities sold under agreements to repurchase  ............................     291      190
  Short term borrowings ......................................................      23       22
  ESOP debt ..................................................................      --       41
  Federal Home Loan Bank borrowings ..........................................   1,409      863
                                                                                 -----    -----
    Total interest expense ...................................................   8,337    7,037

    Net interest income ......................................................  11,754   10,715
Provision for loan losses ....................................................     263      232
                                                                                   ---      ---
    Net interest income after provision for loan losses ......................  11,491   10,483

Other income:
  Service charges on deposit accounts ........................................   1,129    1,101
  Gain on sale/call of investments available for sale, net ...................     191       13
  Loan servicing fees ........................................................     249      326
  Sold real estate loan fees .................................................   1,351    1,033
  Gain on sale of servicing rights ...........................................      --      380
  Other  .....................................................................     949      623
                                                                                   ---      ---
    Total other income .......................................................   3,869    3,476

Other expense:
  Salaries and employee benefits .............................................   6,065    5,309
  Occupancy of bank premises .................................................     711      585
  Furniture and equipment ....................................................     898      683
  Professional fees ..........................................................     847      551
  FDIC assessment ............................................................      23        5
  Supplies ...................................................................     349      319
  ESOP compensation ..........................................................     716      459
  Other  .....................................................................   1,769    1,663
                                                                                 -----    -----
    Total other expense ......................................................  11,378    9,574
                                                                                ------    -----
         Income before provision for income taxes and minority interest ......   3,982    4,385
  Provision for income taxes  ................................................   1,247    1,353
                                                                                 -----    -----
        Income before minority interest ......................................   2,735    3,032
  Net loss attributable to minority interest .................................      30       37
                                                                                    --       --
         Net income ..........................................................  $2,765   $3,069
                                                                                ======   ======
         Net income per share - basic ........................................    $.68     $.84
                                                                                  ====     ====
         Net income per share - diluted ......................................    $.68     $.83
                                                                                  ====     ====

See accompanying notes to consolidated financial statements.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997 AND 1996
Dollars in Thousands, Except Per Share Data


                                                                                             Unearned     Unrealized       Total
                                                    Common Stock                  Retained  ESOP shares   Gain (Loss) Shareholders'
                                                  Shares      Amount    Surplus   Earnings    at Cost      Securities     Equity
                                                  ------      ------    -------   --------    -------      ----------     ------
Balance, Dec. 31, 1995......................... 4,023,508    $20,117      $--      $1,524    $(1,981)        $1,020      $20,680

Net income.....................................        --         --       --       3,069         --             --        3,069

Dividends......................................        --         --       --        (904)        --             --         (904)

Sale of common stock...........................   402,725      2,014      739          --         --             --        2,753

Release of ESOP shares.........................        --         --      300          --        253             --          553

Unrealized loss on securities
  available for sale ..........................        --         --       --          --         --           (828)        (828)

                                                ---------    -------   ------      ------    --------          ----      -------
Balance, Dec. 31, 1996......................... 4,426,233    $22,131   $1,039      $3,689    $(1,728)          $192      $25,323


Net income.....................................        --         --       --       2,765         --             --        2,765

Dividends......................................        --         --       --        (825)        --             --         (825)

Sale of common stock...........................    15,864         79     (14)          --         --             --           65

Release of ESOP shares.........................        --         --      571          --        259             --          830

Unrealized gain on securities
  available for sale ..........................        --         --       --          --         --            265          265
                                                ----------   --------  ------      ------    --------          ----      -------
Balance, Dec. 31, 1997......................... 4,442,097    $22,210   $1,596      $5,629    $(1,469)          $457      $28,423
                                                =========    =======   ======      ======    ========          ====      =======

See accompanying notes to consolidated financial statements.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996
Dollars in Thousands, Except Per Share Data

                                                                                              1997        1996
                                                                                              ----        ----
Cash flows from operating activities:
Net income................................................................................   $2,765     $3,069
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization ........................................................      672        574
    Provision for loan losses ............................................................      263        232
    Origination of mortgage loans held for sale .......................................... (57,139)   (62,634)
    Proceeds from mortgage loans sold ....................................................   57,114     63,066
    Net (gain) loss on sale of fixed assets ..............................................    (164)         10
    Net gain on call/sale of investment securities available for sale ....................    (191)       (13)
    Federal Home Loan Bank stock dividend ................................................    (201)      (163)
    ESOP related compensation expense ....................................................      830        553
    Increase in other assets .............................................................      (9)       (83)
    Increase in other liabilities ........................................................      593        176
                                                                                              -----      -----
        Net cash provided by operating activities ........................................    4,533      4,787

Cash flows from investing activities:
    Net decrease in time deposits _ domestic financial institutions ......................      270        280
    Purchase of investment securities available for sale ................................. (44,538)   (60,490)
    Proceeds from sale of investment securities available for sale .......................   24,003     17,812
    Proceeds from maturities and call of investment securities available for sale ........   30,864     24,538
    Proceeds from maturities of investment securities held to maturity ...................       --        100
    Net loan originations ................................................................ (17,540)   (13,158)
    Purchase of participations ...........................................................  (1,039)      (501)
    Additions to premises and equipment ..................................................  (2,223)    (2,572)
    Purchase of Federal Home Loan Bank stock .............................................  (3,192)    (2,065)
    Redemption of Federal Home Loan Bank stock ...........................................    3,897      1,541
    Proceeds from sales of premises and equipment ........................................      215         22
    Originations of direct financing leases ..............................................   (1,076)     (678)
    Gross payments on direct financing leases ............................................    1,022      1,217
    Minority interest in subsidiary ......................................................     (30)        938
                                                                                            -------   --------
        Net cash used in investing activities ............................................  (9,367)   (33,016)

Cash flows from financing activities:
    Net increase in deposits .............................................................   19,877     21,111
    Increase in securities sold with agreements to repurchase ............................    3,383      1,688
    Repayment of ESOP debt ...............................................................        _      (644)
    (Decrease) increase in Federal Home Loan Bank borrowings .............................   (1,028)     5,528
    Proceeds from issuance of common stock ...............................................       65      2,753
    Payment of dividends .................................................................     (825)     (904)
    Other ................................................................................         5        12
                                                                                             -------    ------
        Net cash provided by financing activities ........................................   21,477     29,544
                                                                                             ------     ------

        Net increase in cash and cash equivalents ........................................   16,643      1,315
  Cash and cash equivalents at beginning of period .......................................   12,609     11,294
                                                                                             ------     ------
  Cash and cash equivalents at end of period .............................................  $29,252    $12,609
                                                                                            =======    =======
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest .........................................................................   $8,290     $6,850
        Income taxes .....................................................................   $1,427     $1,221
Supplemental disclosures of investing activities:
    Unrealized gain (loss) on investment
             securities available for sale, net of tax ...................................     $265     $(828)

See accompanying notes to consolidated financial statements.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Security Bank Holding Company (the Company), a bank holding company, its wholly-owned subsidiaries, Security Bank (Security Bank) and Pacific State Bank (Pacific State), its majority-owned subsidiary, Lincoln Security Bank (Lincoln Security), and Security Bank's wholly-owned subsidiaries, Alland, Inc. and Security Financial Insurance Agency. Security Bank, Pacific State Bank and Lincoln Security are referred to collectively herein as the Banks. Significant intercompany accounts and transactions have been eliminated in consolidation.


(B) DESCRIPTION OF BUSINESS
Security Bank conducts a general banking business. Its activities include the usual functions of a commercial bank: commercial, real estate and installment loans; equipment leasing; checking and savings accounts; collection and escrow services and safe deposit facilities. Security Bank's primary market area consists of cities and communities along the Southern Oregon Coast.

Security Financial Insurance Agency is in the business of selling annuities, mutual funds, single premium whole life policies, and long-term health care insurance.

Alland, Inc. holds title to certain assets of Security Bank.

Pacific State conducts a general banking business, offering commercial banking services to small and medium size businesses, professionals and retail customers in the Reedsport, Lakeside and Gardiner communities of Oregon. As discussed more fully in note 3, Pacific State was acquired by the Company in November 1997, and now operates as a wholly-owned subsidiary. The acquisition was accounted for as a pooling of interests. Accordingly, all prior period financial data have been restated to include the financial results of Pacific State.

Lincoln Security is a newly organized state chartered bank located in Newport, Oregon in which the Company holds a majority interest. The Company facilitated the organization of Lincoln Security by purchasing 68.44% of all outstanding common shares of Lincoln Security common stock, with the remainder of the outstanding common stock held by local investors. Lincoln Security commenced operations in May of 1996, and engages in general commercial banking business. Lincoln Security offers commercial banking services to small and medium size businesses, professionals and retail customers in the their market area. The Company's ownership of Lincoln Security was 68.33% as of December 31, 1997 and 1996.

The Banks are subject to the regulations of certain federal agencies and undergo periodic examinations by these regulatory authorities.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data


C) BASIS OF FINANCIAL STATEMENT PREPARATION
The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

The Banks are located in Coos, Curry, Douglas and Lincoln Counties of Oregon. A large portion of the Banks assets are loans, which are collateralized by real estate in this geographic area and other assets of the borrower and, accordingly, the ultimate collectibility of this portion of the Banks loan portfolio is susceptible to changes in the local market conditions. However, the loan portfolio is diversified and management believes there is no concentration of loans exceeding 10% for any particular industry. It is management's opinion that the reserve for losses on loans and real estate owned is adequate to absorb known and inherent risks in the loan portfolio. While management uses available information to recognize losses on loans and real estate owned, future additions to the reserve may be necessary based on changes in economic conditions.


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

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data


(F) RESERVE FOR LOAN LOSSES
The reserve for loan losses represents management's recognition of the assumed risks of extending credit and its evaluation of the quality of the loan portfolio. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, loss experience and an overall evaluation of the quality of the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Regulatory examiners may require the Banks to recognize additions to the allowances based upon their judgements about information available to them at the time of their examination. Uncollectible interest on loans are charged off, or an allowance established by a charge to income equal to all interest previously accrued and unpaid is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and, in management's judgement, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.


(G) DIRECT FINANCING LEASES
The aggregate lease payments to be received over the term of these leases plus the estimated residual values are capitalized as Security Bank's net investment in the leases. The excess of the investment in the leases over the cost of the equipment (unearned income) is recognized as income over the term of the lease.


(H) PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense over the estimated useful lives of the assets (building- thirty-one and one half to forty years; furniture and equipment-five to seven years). Depreciation is computed principally on the straight-line method for assets acquired prior to 1991 and subsequent to January 1, 1997, and on accelerated methods for assets acquired from 1991 through 1996.


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

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data


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


(K) STOCK OPTION PLAN
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (_APB_ ) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995 and 1997, respectively: dividend yield of 3.5% and 2.6%; expected volatility of 60% for both years; risk-free interest rates of 6.1% and 5.8%; and expected lives of five years. The pro forma disclosure provisions of SFAS No. 123 are not material to the Company's Consolidated Statements of Income.


(L) CAPITALIZED MORTGAGE LOAN SERVICING RIGHTS
The Company adopted Statement of Financial Accounting Standards No. 125, (SFAS No. 125) _ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES,_ on January 1, 1997. SFAS No. 125 requires that corporations that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and loans (without the mortgage servicing rights) based on their relative fair values. The statement also requires that corporations assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. Adoption of this SFAS had no material impact on the Company's financial position or results of operations.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data


(M) NET INCOME PER SHARE
In February 1997, the FASB issued SFAS No. 128 EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). It simplifies the standards in APB No. 15 EARNINGS PER SHARE for computing EPS by replacing primary EPS with basic EPS and by altering the calculation of diluted EPS, which replaces fully diluted EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. All prior period EPS figures have been restated to conform to the provisions of this SFAS.

Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year, with diluted including the effect
of potentially dilutive common shares.   For the year ended December 31, 1997
and 1996, the weighted average number of common shares outstanding did not include 384,784 and 455,824 shares respectively, held by the Company's ESOP as these shares have not been allocated to participant accounts nor have they been committed to be released. The weighted average number of common shares outstanding for basic net income per share computations were 4,050,237 and 3,669,591 at December 31, 1997 and 1996, respectively. For diluted net income per share, 45,128 and 30,470 shares were added to weighted average shares outstanding for 1997 and 1996, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method.


(N) CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.


(O) RECLASSIFICATIONS
Certain amounts previously recorded on the December 31, 1996, consolidated financial statements have been reclassified to conform to classifications on the December 31, 1997, consolidated financial statements.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                    Dollars In Thousands, Except Per Share Data


(P) RECENTLY ISSUED ACCOUNTING STANDARDS
In February 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure, by consolidating previous disclosure requirements. This SFAS is effective for financial statements for periods ending after December 15, 1997, and had no impact on the Company's Consolidated Financial Statements upon adoption.

In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This SFAS establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. Comprehensive net income includes net income and several other items that current accounting standards require to be recognized outside of net income. This SFAS is effective for fiscal years beginning after December 15, 1997, and as such, will be adopted by the Company in 1998.

Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This SFAS requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. This SFAS is effective for financial statements for periods beginning after December 15, 1997, and as such, will be adopted by the Company in 1998. The Company does not expect implementation to have a material impact to the Consolidated Financial Statements.


2.   CASH AND DUE FROM BANKS
The Banks are required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve balance in the form of cash. The amount of this required reserve balance on December 31, 1997 and 1996, was approximately $1,444 and $1,238, respectively, and was met by holding cash and maintaining an average reserve balance with the Federal Reserve Bank.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                    Dollars In Thousands, Except Per Share Data



3.   ACQUISITION
In June 1997, Security Bank Holding Company (SBHC) and Pacific State Bank (PSB) announced a definitive agreement to merge in a stock-for-stock exchange. The transaction, accounted for as a pooling of interests, was consummated on November 22, 1997, in an exchange of 3.10 shares of Security Bank Holding Company common stock for each share of Pacific State Bank common stock. There were 1,261,313 shares of Security Bank Holding Company common stock issued for 406,875 shares of Pacific State Bank common stock. At December 31, 1996, Pacific State Bank had total assets of $52,791.

Combined Condensed Consolidated Statements of Income, which are based upon the unaudited financial statements of SBHC and PSB for the Nine months ended September 30, 1997 and the audited financial statements of SBHC and PSB for the Fiscal year ended December 31, 1996, were as follows:

                                        Nine months ended   Fiscal year ended
                                        September 30, 1997  December 31, 1996
                                             (UNAUDITED)
                                        SBHC   PSB COMBINED  SBHC  PSB COMBINED
                                        ----   --- --------  ----  --- --------
Interest income                       $11,783$3,093$14,876$13,545$4,207$17,752
Interest expense                        5,097 1,090  6,187  5,603 1,434  7,037
                                        ----- -----  -----  ----- -----  -----
  Net interest income before provision  6,686 2,003  8,689  7,942 2,773 10,715

Provision for loan loss                   190    21    211    208    24    232
                                          ---    --    ---    ---    --    ---
  Net interest income                   6,496 1,982  8,478  7,734 2,749 10,483

Other income                            2,597   340  2,937  3,241   235  3,476
Merger related expense                    124    72    196      -     -      -
All other expense                       7,076 1,000  8,076  8,198 1,376  9,574
                                        ----- -----  -----  ----- -----  -----
  Net income before minority interest
    and provision for tax               1,893 1,250  3,143  2,777 1,608  4,385

Provision for income tax                  580   423  1,003    759   594  1,353
                                          ---   ---  -----    ---   ---  -----
  Net income before minority interest   1,313   827  2,140  2,018 1,014  3,032

Loss attributable to minority interest     16    --     16     37    --     37
                                           --    --     --     --    --     --
  Net income                           $1,329  $827 $2,156 $2,055$1,014 $3,069
                                       ======  ==== ====== ============ ======
  Net income per share - basic          $0.50 $2.03  $0.54  $0.85 $2.49  $0.84
                                        ===== =====  =====  ===== =====  =====

The Combined Consolidated Statements of Income are not necessarily indicative of the results that would have occurred had the acquisition been consummated in the past or which may be attained in the future. There were no transactions between Security Bank Holding Company and Pacific State Bank prior to the combination.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

4.   INVESTMENT SECURITIES
The amortized costs, estimated market values, unrealized gains and unrealized losses of investment securities at December 31, 1997 and 1996 are summarized as follows:


                                                       Amortized  Estimated   Unrealized Unrealized
                                                          Cost   Market Value    Gains      Losses
                                                          ----   ------------    -----      ------
1997 Available for sale
  U.S. Government and Federal Agencies ................ $21,756     $21,743       $41         $54
  Mortgage-backed securities ..........................  23,118      23,212       122          28
  United States Treasury ..............................  18,568      18,686       124           6
  Corporate obligations ...............................   8,230       8,225         4           9
  Obligations of state and political subdivisions .....  13,719      14,264       550           5
                                                         ------      ------       ---           -
       Total available for sale ....................... $85,391     $86,130      $841        $102
                                                        =======     =======      ====        ====

1996 Available for sale:
  U.S. Government and Federal Agencies ................ $24,249     $24,149       $30        $130
  Mortgage-backed securities ..........................  34,339      34,223       116         232
  United States Treasury ..............................  19,443      19,609       178          12
  Corporate obligations ...............................   2,745       2,745         7           7
  Obligations of state and political subdivisions.....   14,753      15,111       384          26
                                                         ------      ------       ---          --
          Total available for sale..................... $95,529     $95,837      $715        $407
                                                        =======     =======      ====        ====


Gross realized gains and gross realized losses on sales of securities available for sale for the years ended December 31, 1997 and 1996 were:

                                                        1997                1996
                                                 Realized   Realized Realized  Realized
                                                   Gains     Losses    Gains    Losses
                                                   -----     ------    -----    ------

U.S. Government and Federal Agencies.............  $114        $12      $26        $_
United States Treasury...........................    19         --        2        10
Corporate obligations............................    --         --       25        25
U.S. Federal Securities mutual bond funds........    --         --       --       219
Obligations of state and political subdivisions..    83         13      214        --
                                                     --         --      ---        --
                                                   $216        $25     $267      $254
                                                   ====        ===     ====      ====

Approximate investment portfolio maturities at December 31, 1997 are as follows:

                                                     Estimated
                                        Amortized      Market
                                           Cost        Value
                                           ----        -----
One year or less........................ $13,602      $13,658
After one year through five years.......  40,512       40,618
After five years through ten years......   9,646        9,904
After ten years.........................  21,631       21,950
                                          ------       ------
    Total .............................. $85,391      $86,130
                                         =======      =======

The following table represents the carrying value of securities pledged to secure public deposits as required or permitted by law and securities sold under agreements to repurchase at December 31, 1997 and 1996:

                                                      1997      1996
                                                      ----      ----
U.S. Government and Federal Agencies............... $13,824    $9,278
United States Treasury.............................   7,582     6,078
Obligations of state and political subdivisions....   6,864     3,188
                                                      -----     -----
                                                    $28,270   $18,544
                                                    =======   =======

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

5.   LOANS
Major categories of loans at December 31, 1997 and 1996 included in the portfolio are as follows:

                                  1997      1996
                                  ----      ----
Commercial-real estate........  $31,420   $26,157
Commercial-lines of credit....   37,172    34,480
Residential-real estate.......   34,811    29,238
Installment...................   32,735    28,328
Credit cards and other........    3,701     3,205
                                  -----     -----
    Total loans ..............  139,839   121,408

Deferred loan fees, net.......     (167)     (169)
Reserve for loan losses.......   (1,429)   (1,336)
                                 -------   -------
    Net loans ................ $138,243  $119,903
                               ========  ========

Approximate loan portfolio maturities on fixed rate loans and repricing on variable rate loans at December 31, 1997 are as follows:

                                 Within    One to    After
                                One Year Five YearsFive Years  Total
                                -------- --------- ----------  -----
Commercial-real estate........  $10,612   $10,886   $9,922   $31,420
Commercial-lines of credit....   26,584     8,722    1,866    37,172
Residential-real estate.......   17,238     2,920   14,653    34,811
Installment...................    2,716    18,596   11,423    32,735
Credit cards and other........    3,537       111       53     3,701
                                  -----       ---       --     -----
                                $60,687   $41,235  $37,917  $139,839
                                =======   =======  =======  ========

Mortgage loans held for sale are included above as residential real estate-mortgage loans maturing within one year.

Loans on nonaccrual status were approximately $506 and $516 at December 31, 1997 and 1996, respectively.
Interest income which would have been realized on non-accrual loans if they had remained current was insignificant.

Renegotiated loans were approximately $647 and $557 at December 31, 1997 and 1996, respectively. These loans were renegotiated to accommodate the borrower.

The Company has no commitments to extend additional credit on loans which are renegotiated, non-accrual or impaired at December 31, 1997.

At December 31, 1997 and 1996, Security Bank serviced approximately $156,824 and $179,074 respectively, of loans owned by others.

The Banks lending activities are concentrated along the central to southern Oregon coast.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

6.        RESERVE FOR LOAN LOSSES
Transactions in the reserve for loan losses for the years ended December 31, 1997 and 1996 were as follows:

                                            1997       1996
                                            ----       ----
Balance, beginning of year................. $1,336    $1,257
Provision for loan losses..................    263       232
Loans charged off..........................   (298)     (218)
Recoveries of loans previously charged off.    128        65
                                               ---        --
  Balance, end of year .................... $1,429    $1,336
                                            ======    ======

The recorded investment in loans for which an impairment has been recognized at December 31, 1997 and 1996 was $296 and $166, respectively. The related reserve for loan losses at December 31, 1997 and 1996 was $109 and $39, respectively. The average recorded investment in impaired loans during 1997 and 1996 was $330 and $175, respectively. Interest income recognized on impaired loans receivable during 1997 and 1996 was insignificant.



7.     DIRECT FINANCING LEASES
Following are the components of the net investment in direct financing leases at December 31, 1997 and 1996:

                                                   1997    1996
                                                   ----    ----
Total minimum lease payments receivable.........  $3,196  $3,181
Add:
  Estimated unguaranteed residual values
     of leased equipment .......................     478     426
  Equipment acquired for lease,
     under interim rent ........................      --      25
Less:
  Unearned income ..............................     618     630
                                                     ---     ---
    Net investment in direct financing leases ..  $3,056  $3,002
                                                  ======  ======

Future minimum lease payments to be received on direct financing leases are as follows:

       Year ending December 31:

       1998 ................    $1,132
       1999 ................       972
       2000 ................       632
       2001 ................       322
       2002 ................       138
                                   ---
                Total ......    $3,196
                                ======

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

8. PREMISES AND EQUIPMENT
The composition of premises and equipment at December 31, 1997 and 1996 are as follows:

                                                   1997       1996
                                                   ----       ----
Land.............................................   $666      $569
Buildings........................................  6,498     5,290
Furniture and equipment..........................  4,892     4,383
   .............................................. 12,056    10,242

Less accumulated depreciation and amortization... (4,945)   (4,583)
                                                  ------    ------
                                                  $7,111    $5,659
                                                  ======    ======

9.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                            Weighted     Carrying      Market
                                             Average     Value of     Value of
                               Repurchase   Interest    Underlying   Underlying
                                 Amount       Rate        Assets       Assets
                                 ------       ----        ------       ------
December 31, 1997: Overnight.....  $7,945     4.68%       $7,520       $7,520
December 31, 1996: Overnight.....  $4,562     4.33%       $3,388       $3,388

The securities underlying agreements to repurchase entered into by the Banks are for the same securities originally sold, with a one-day maturity. In all cases, the creditor maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $6,374 for the year ended December 31, 1997 and the maximum amount outstanding at any month end for the year ended December 31, 1997 was approximately $7,945. Investment securities are pledged as collateral in an amount equal to the repurchase agreements.



10.  TIME DEPOSITS
Time certificates of deposit in excess of $100 aggregated approximately $24,145 and $23,866 at December 31, 1997 and 1996, respectively. Interest expense on these certificates amounted to approximately $1,382 and $1,471 for the years ended December 31, 1997 and 1996, respectively.

As of December 31, 1997, remaining time to maturity of time deposits were as follows:

                   Time Deposits         All other
                  of $100 or more      time deposits
                  ---------------      -------------
3 months or less..$14,417  59.71%     $19,972  31.01%
4 to 6 months..... 2,984   12.36%      14,148  21.97%
7 to 12 months.... 5,579   23.11%      15,120  23.48%
Over 1 year....... 1,165    4.82%      15,156  23.54%
                   -----    -----      ------  ------
  Total ..........$24,145 100.00%     $64,396 100.00%
                  ======= =======     ======= =======

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

11.       EMPLOYEE BENEFIT PLANS
EMPLOYEE SAVINGS PLAN - The Company has a qualified profit sharing (401k) plan covering all half-time or greater personnel with at least twelve months of service. Actual contributions to the plan are determined by the Board of Directors and are not to exceed the amount deductible for Federal income tax purposes. The Company made no contributions to the 401k plan in either 1997 or 1996.

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

The debt related to the ESOP is recorded as debt and the shares pledged as collateral are reported as unearned ESOP shares on the consolidated balance sheets. As shares are committed to be released from collateral, the Company reports compensation expense equal to the shares being released for allocation multiplied by the average market price of the Company's common stock during the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as reduction of debt and accrued interest.

During 1993, the Company loaned the ESOP $1,583 to purchase 365,355 shares of its common stock. The Company paid the note to Bank of America in 1996. However, the ESOP still owes the Company for this debt. This intercompany loan is not reflected on the Company's consolidated balance sheets at December 31, 1997 and 1996. The ESOP shares as of December 31, 1997 and 1996 were as follows:

                                    1997      1996
                                    ----      ----
Allocated                         522,903   455,713
Shares released for allocation     68,440    67,190
Unreleased shares                 384,784   455,824
                                  -------   -------
     Total ESOP shares            976,127   978,727
                                  =======   =======

Fair value of unreleased shares    $4,714    $3,988
                                   ======    ======

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

STOCK OPTION PLAN _ The Company maintains an Employee Stock Option Plan (the "Employee Plan"), adopted in 1995, under which 276,000 shares of common stock are reserved for issuance to key employees. The Employee Plan provides for the grant of options to purchase shares to selected employees. The purchase price of shares for which stock options are granted shall not be less than 100% of the fair market value of such shares on the date of the grant. Options granted under the Employee Plan are exercisable in installments and expire on such date as the Compensation Committee of the Board of Directors may determine, but not later than 10 years from the date of grant.

The following table summarizes stock option activity for the years ended December 31, 1997 and 1996:

                                                     Weighted Average
                                             Shares    Exercise Price
                                             ------    --------------
Granted in 1996............................      --      $     --
                                             ------      --------
Outstanding options at December 31, 1996...  96,600      $   5.67
                                             ======      ========
Exercisable at December 31, 1996...........  19,320      $   5.67
                                             ======      ========
Shares available for future
   grant at December 31, 1996.............. 179,400

Granted in 1997............................   5,000        $13.25
Exercised in 1997.......................... (11,040)       $(5.67)
                                             ------        ------
Outstanding options at December 31, 1997...  90,560         $6.08
                                             ======         =====
Exercisable at December 31, 1997...........  27,600         $5.67
                                             ======         =====
Shares available for future
   grant at December 31, 1997.............. 174,400
                                            =======

12.  REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 Capital to average assets (as defined). Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Federal Reserve Board categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

The Company's capital amounts and ratios are presented in the following table.


                                                                           To Be Well
                                                                       Capitalized Under
                                                        For Capital    Prompt Corrective
                                           Actual    Adequacy Purposes Action Provisions
                                       Amount  Ratio   Amount    Ratio Amount   Ratio
                                       ------  -----   ------    ----- ------   -----
As of December 31, 1997:
  Total Capital
     (to Risk Weighted Assets)        $29,672  18.33%$12,947      >8% $16,184   >10.0%

  Tier 1 Capital
     (to Risk Weighted Assets)        $28,247  17.45% $6,474      >4% $9,710    > 6.0%

  Tier 1 Capital
     (to Average Assets)              $28,247  10.56%$10,670      >4% $13,374   >5.0%

As of December 31, 1996:
  Total Capital
     (to Risk Weighted Assets)        $26,814  19.06%$11,255      >8% $14,065   >10.0%

  Tier 1 Capital
     (to Risk Weighted Assets)        $25,497  18.13% $5,626      >4% $8,439    >6.0%

  Tier 1 Capital
     (to Average Assets)              $25,497  10.47% $9,739      >4% $12,174   >5.0%


The Banks, as state-chartered banks with deposits insured by the Federal Deposit Insurance Corporation ("FDIC") that are not members of the Federal Reserve System, are subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administrated through the Division of Finance and Corporate Securities ("Oregon Director"), and to the supervision and regulation of the FDIC. As of December 31, 1997, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The Banks, as state-chartered banks, are prohibited from declaring or paying any dividends in an amount greater than undivided profits. At December 31, 1997 and 1996, undivided profits of approximately $7,576 and $4,828, respectively, were available for the payment of dividends to the Company with prior regulatory approval.



13.  COMMITMENTS AND CONTINGENCIES
The Banks are leasing four of their branches under operating leases which include various renewal and purchase options. The approximate future minimum rental payments under these leases are as follows:

Year ending December 31:

    1998 ......................            $148
    1999 ......................              92
    2000 ......................              92
    2001 ......................              92
    2002 ......................              92
    Thereafter ................             409
                                            ---
                                           $925

Rental expense for all operating leases was approximately $132 and $117 for the years ended December 31, 1997 and 1996, respectively.
At December 31, 1997, the Banks have $50,368 of unused lines of credit.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data


In the normal course of business, there are various commitments outstanding, including commitments to extend credit and commercial letters of credit to ensure performance of certain commercial customer obligations.

At December 31, 1997 and 1996, these commitments and obligations were as follows:

                                  1997      1996
                                  ----      ----
Loans at fixed rates..........   $1,510   $7,762
Loans at variable rates.......   14,183    3,015
                                 ------    -----
                                $15,693  $10,777
                                =======  =======

The Company is, from time to time, a defendant in legal proceedings arising in the normal course of business. In the opinion of management the disposition of pending litigation will not have a material effect on the Company's financial position.



14.  PROVISION FOR INCOME TAXES

The provision for income taxes for the years ended December 31, 1997 and 1996 consists of the following:

                                   1997     1996
                                   ----     ----
Current.......................   $1,036   $1,407
Deferred......................      211      (54)
                                    ---      ---
                                 $1,247   $1,353
                                 ======   ======

The provision for income taxes results in effective tax rates which are different from the Federal income tax statutory rate. The nature of the differences for the years ended December 31, 1997 and 1996 are as follows.

                                            1997     1996
                                            ----     ----
Computed expected Federal tax at statutory
   rate of 34%............................. $1,354  $1,492

State taxes, net of Federal effect.........    101     188

Tax exempt interest........................   (318)   (321)

Change in valuation allowance..............   (184)    (35)

ESOP fair value adjustment and dividends...    155      70

Other, net.................................    139     (41)
                                               ---     ----

                                            $1,247  $1,353
                                            ======  ======

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                 1997      1996
Deferred tax assets:                             ----      ----

  Loans receivable,
   due to allowance for possible loan losses.....$326     $331

  Other liabilities,
   due to deferred compensation reserve ..........292      256

  Deferred loan fees ............................. 44       51

  Net operating loss carryforward ................ 46       29

  Other ..........................................172      230
                                                  ---      ---

       Total gross deferred tax assets ...........880      897

Less valuation allowance.......................... --     (184)
                                                  ----    ----

       Net deferred tax assets ...................$880    $713

Deferred tax liabilities:

  Investment securities,
   due to reserve for unrealized gains ...........$282    $115

  Investment securities,
   due to accretion of discount .................. 88       93

  Premises and equipment,
   due to difference in depreciation .............632      535

  Other ..........................................354       68
                                                  ---       --

       Total gross deferred tax liabilities ......1,356    811
                                                  -----    ---

       Net deferred tax liability  ...............$(476)  $(98)
                                                  ======  =====

The valuation allowance for deferred tax assets as of January 1, 1996 was $237. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was a decrease of $184 and $53, respectively. Of the net change in the valuation allowance for 1996, $18 was credited to equity in 1996.

The Company has determined that no valuation allowance is necessary as it is more likely than not that the deferred tax asset of $880 will be principally realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and future taxable income. Management believes that future taxable income will be sufficient to realize the benefits of temporary differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

15.  TRANSACTIONS WITH RELATED PARTIES
Some of the directors, executive officers and principal shareholders of the Company, and the companies with which they are associated, are customers of and have had banking transactions with the Banks in the ordinary course of business, and the Banks expect to have such transactions in the future. All loans and commitments to loan included in such transactions were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Banks, do not involve more than the normal risk of collectibility or present any other unfavorable features.

An analysis of activity with respect to loans to directors, executive officers and principal shareholders of the Company for the years ended December 31, 1997 and 1996 is as follows:

                                  1997      1996
                                  ----      ----
Balance, beginning of year....  $3,349    $3,891
Additions.....................   2,726     1,723
Repayments....................  (2,238)   (2,265)
                                 -----     -----
Balance, end of year..........  $3,837    $3,349
                                ======    ======

At December 31, 1997, deposits from related parties were $3,388.



16.  FEDERAL HOME LOAN BANK BORROWINGS
At December 31, 1997, Security Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $16,000 with a weighted average rate of 6.13% and a weighted average maturity of 723 days. These advances were collateralized by certain investment securities, certain residential first mortgage loans,
deposits with the FHLB, and FHLB stock totaling   approximately $16,000 at
December 31, 1997. The FHLB requires the Banks to maintain a level of investment of FHLB stock.

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS
Pursuant to SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the following information is presented.

Financial instruments have been construed to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. The estimated fair values of the Company's financial instruments are as follows:


                                                         December 31, 1997               December 31, 1996
                                                   Carrying Amount  Fair Value      Carrying Amount  Fair Value
                                                   ---------------  ----------      ---------------  ----------
Financial assets:
  Cash and cash equivalents .......................     $29,252       $29,252            $12,609        $12,609
  Investment securities ...........................      86,130        86,130             95,837         95,837
  Loans, net ......................................     134,898       138,647            117,059        117,199
  Purchased mortgage servicing rights .............       1,137         1,317                660            660
  Mortgage loans held for sale ....................       2,208         2,208              2,184          2,184
  Federal Home Loan Bank stock ....................       1,840         1,840              2,344          2,344

Financial liabilities:
  Deposits ........................................     213,841       213,718            193,964        189,956
  Securities sold under agreements to repurchase ..       7,945         7,945              4,562          4,562
  Short term borrowings ...........................         583           583                578            578
  Federal Home Loan Bank borrowings ...............      16,000        15,097             17,028         17,046

Off balance sheet financial instruments:
  Loan commitments ................................      15,597        15,597             10,387         10,387
  Letters of credit ...............................          96            96                390            390

                  Security Bank Holding Company & Subsidiaries
                   Notes to Consolidated Financial Statements
                  Dollars In Thousands, Except Per Share Data

Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgements and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

_ Financial Assets - The estimated fair value approximates the book value of cash equivalents and time deposits. For investment securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of mortgage servicing rights is estimated by discounting future cash flows using current rates at which similar loans would be made, and a constant prepayment rate of 6%. The fair value of mortgage loans held for sale and Federal Home Loan Bank stock approximates their carrying amounts.

_ Financial Liabilities- The estimated fair value of deposits is estimated by discounting the future cash flows using current rates at which similar deposits would be made. The estimated fair value approximates the carrying amounts of short term borrowings and securities sold under agreements to repurchase. The estimated fair value of Federal Home Loan Bank borrowings is estimated by discounting the future cash flows using current rates at which similar borrowings would be made.

_ Off-Balance Sheet Financial Instruments - Fair value considers the difference between current levels of interest rates and committed rates. See note 13 to the consolidated financial statements.

Pacific State Bank's loan and deposit data at December 31, 1996 are not stated at fair market value in the table above, they are stated at the carrying amount. Management believes there is no material difference. The Company did not hold any derivative financial instruments in its investment portfolio at or during the year ended December 31, 1997, with the exception of collateralized mortgage obligations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION REGARDING DIRECTORS AND NOMINEES
The following table shows as to each nominee for Director and for those Directors whose terms have not yet expired, the identified information as of March 2, 1998.

                                                       Year Elected or
                                                       Appointed as    Year Term
       Name              Age         Position           Director        Expires
------------------       ---         --------           --------        -------
Charles D. Brummel       58   Director/President/CEO       1974           1999
William A. Lansing       51          Director              1991           1998
Kenneth P. Messerle      57          Director              1992           1999
Ronald C. LaFranchi      45          Director              1997           1998
Glenn A. Thomas          56          Director              1995           1998
R.T. Green               59          Director              1997           1998
Robert Fullhart          66          Director              1997           1998



EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS
The business experience of each of the directors and executive officers for at least the past five years has been as follows:


   CHARLES D. BRUMMEL currently serves as Chairman of the Board, and serves as Director, President and Chief Executive Officer of the Company. He was a director of the Board of the Oregon Bankers Association from 1977 to 1989 and served as its president in 1986/1987. He is Chairman of the Board of Directors of the OBA Insurance Agency. He also served as a director of the American Bankers Association from 1986 to 1989 and currently serves as a member of the Board of Directors of Security Bank and Lincoln Security Bank. Mr. Brummel is also a director of BancInsure.

   WILLIAM A. LANSING is President of Menasha Corporation Forest Products Group, in North Bend, Oregon, where he has been employed since 1970. Lansing serves on the Growth and Nominating Committees and is Chairman of the Compensation & Benefits Committee.

   KENNETH C. MESSERLE recently sold his share in the family business of Messerle & Sons, Inc., a cattle and timber corporation, in Coos County, and formed a cattle brokerage business. In 1996, he was elected to the State Legislature for District 48. He serves on Security Bank's Loan Committee and the Company's Growth Committee and is Chairman of the Audit/Exam Committees of both the Company and Security Bank. Mr. Messerle also serves on the Board of Directors of Lincoln Security Bank.

   RONALD C. LAFRANCHI is the owner of Ron's Oil Co., a chain of independently owned, name brand retail gasoline stations he started in 1976. He presently operates 17 stations located throughout Oregon, as well as a propane gas division which serves in excess of 700 predominately retail customers.

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

   R.T GREEN is President and Chief Executive Officer of Pacific State Bank, a subsidiary of the Company acquired in 1997. He has been CEO of Pacific State Bank since 1995. Prior to that time he was in retirement from the position of Vice President and Loan Administrator at Security Bank, positions he held from 1986 to 1992. Mr. Green has over 35 years of banking experience.

   ROBERT FULLHART has been a Director of Pacific State Bank since 1989, joining Security Bank Holding Company's Board in 1997 as a result of the acquisition of Pacific State Bank. He is the owner of Fullhart Insurance Agency, which has five offices in Oregon.

During the year ended December 31, 1997 the Board of Directors held 12 regularly scheduled meetings. All directors attended at least 75 percent of the board meetings and committee meetings during the year.

Charles D. Brummel is Chief Executive Officer and President of the Company. Michael J. Delvin is Executive Vice President and Chief Financial Officer of the Company. Antoinette M. Poole is Executive Vice President and Loan Administrator of the Company, and is also an executive officer of Security Bank. Executive Officers serve at the discretion of the Board of Directors.

The following sets forth certain information about the executive officers of the Company, other than Chuck Brummel:

   MICHAEL J. DELVIN, age 49 employed by the Company since 1992, is Executive Vice President and Chief Financial Officer of the Company. Delvin was previously employed by First Interstate Bank. He serves as Chair for Oregon Bankers Association Services, Inc, a for profit subsidiary of the OBA.

   ANTOINETTE M. POOLE, age 51 serves as the Company's Executive Vice President and Loan Administrator. She has been employed by Security Bank since 1976, and is a trustee of the Company's Employee Stock Ownership Plan.

COMMITTEES
The Company's Board of Directors has established a Compensation Committee comprised of William A. Lansing, Glenn A. Thomas and Charles D. Brummel. The Compensation Committee determines the salary of the Chief Executive Officer and the bonuses and stock option grants to Chief Executive Officer and other executive officers of the Company.

The Board of Directors has a standing Audit Committee consisting of Kenneth P. Messerle, Ronald C. LaFranchi and Robert Fullhart. The Audit Committee is responsible for overseeing regulatory compliance matters, and reviewing periodic examinations by state and federal regulators of the Company and the subsidiary banks.

The Board of Directors appointed a Nominating Committee, consisting of Glenn A. Thomas, Ronald C. LaFranchi, William A. Lansing, and Charles D. Brummel, to recommend nominees for election of directors at the annual meeting of shareholders. Shareholders who wish to make recommendations to the Nominating Committee for directors to be nominated for election at the 1999 annual meeting of shareholders may do so in writing addressed to the Secretary of the Corporation at the address indicated on the cover page of this Form 10-KSB no later than November 5, 1998.



COMPENSATION
Pursuant to the Board of Directors Compensation Plan for 1997 (the Plan), directors of the Company each received $400 in compensation for each meeting of the Board of Directors attended in 1997, and $100 for each committee meeting attended. Payment was made in the form of cash or Company stock. Directors also receive shares of Company stock as additional incentive compensation based upon the performance of the Company. Directors received an aggregate of 566 shares of Company stock in the form of incentive compensation for the year ended December 31, 1997.

The Plan is in the process of being amended to provide payment in the amount of $1,000 per month. Directors have the option of electing the form of payment, which can be either in cash or Company stock.


COMPLIANCE WITH SECTION 16 FILING REQUIREMENTS
Section 16 of the Securities Exchange Act of 1934, as amended, ("Section 16") requires that all executive officers and directors of the Company and all persons who beneficially own more than 10 percent of the Company's Common Stock file an initial report of their ownership of the Company's securities on Form 3 and report changes in their ownership of the Company's securities on Form 4 or Form 5. These filings must be made with the Securities and Exchange Commission and the National Association of Securities Dealers with a copy sent to the Company.

Based solely upon the Company's review of the copies of the filings which it received with respect to the fiscal year ended December 31, 1997, the Company believes that all reporting persons made all filings required by Section 16 on a timely basis, with the exception of R.T. Green and Robert Fullhart, who became Directors of the Company upon consummation of the Pacific State Bank merger. These Directors have subsequently filed the required reports.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth compensation earned for the fiscal year ended December 31, 1997 by each executive officer of the Company receiving over $100,000 of total compensation during such year:

                                                       Other          Total
Name and Principal Position       Salary    Bonus Compensation(1) Compensation
---------------------------       ------    ----- --------------- ------------
Charles D. Brummel
President/Chief Executive Officer
Director                         $130,016  $68,684    $4,787           $203,487

Michael J. Delvin
Executive Vice President          $84,923  $39,248    $   --           $124,171

----------------------------
(1)Consisting of Company provided auto.

Incentive Cash Bonus Plan. The Board of Directors of the Company believes that an incentive bonus based on earnings motivates management to perform at the highest levels. Management performance has a direct impact on the short-range and long-range profitability and viability of the institution and an incentive bonus promotes the retention of qualified management. Directors also believe that compensation programs with incentive pay as a significant portion of compensation allow base salaries to remain relatively constant, even during highly profitable periods, thereby containing salary costs during any less profitable periods. The management incentive bonus program is at the discretion of the Board. Specific performance levels and awards are developed by the Compensation Committee of the Board and approved annually by the Board of Directors. The size of the total incentive is determined by a formula based upon the earnings of the Company. The two named officers received 64% and 36% of this total respectively during the course of the year.

Phantom Stock Deferred Compensation Plan. As of January 1, 1996, Security Bank established a deferred compensation plan for a select group of key employees to provide for unfunded, non-qualified deferred compensation to assist in attracting and retaining such key employees and to encourage such employees to devote their best efforts to the business of the Bank. An eligible employee is permitted to defer up to 20% of that employee's base salary and 100% of any cash bonus, and is required to defer not less than 2% of base salary and 20% of any cash bonus. Deferred compensation is credited to the participant's account in the form of Phantom Stock Units, the number of units being determined by dividing the amount of the compensation deferred by the base price established annually by the Board of Directors for that Plan Year's deferrals. The base price of each unit is the average of the bid and ask prices of the Company's common stock for the last ten trading days of the preceding calendar year. Distributions to a participating employee are made in cash only and are made within 60 days after the earlier of the employee's death, disability, termination of employment, change of control of the Bank or the attainment of the age specified in the Plan agreement between the employee and the Bank. Upon distribution, the deferred compensation amount is valued by multiplying the cumulative number of Phantom Stock Units by the average of the bid and ask prices of Company common stock on the date of distribution. Currently, Mr. Brummel is the only participant in the plan.

Severance Agreement. In addition to Mr. Brummel's regular compensation, the Company has agreed to pay him additional compensation should his employment with the Company be terminated under certain conditions. The severance agreement is effective only if Mr. Brummel's employment is involuntarily terminated in connection with the merger or sale of the Company, or if he elects to terminate his employment within one year of a merger or sale. In the event of such a termination, the Company has agreed to pay Mr. Brummel a sum equal to twelve times his monthly base salary in effect at the time of the merger or sale. The base salary includes monthly gross salary but does not include bonuses or other compensation, plus any deferred or unpaid portion of his annual bonus. If the severance agreement had been triggered as of December 31, 1997, Mr. Brummel would have been entitled to a payment of $149,616.

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

The Plan reserves 276,000 shares of the Company's unissued common stock for possible grants to employees. The purchase price of shares issuable upon exercise of options is not less than 100% of the fair market value per optioned share at the time of the grant. Each option granted under the plan is exercisable for up to ten years following the date of grant. Options become exercisable as to 20% of the shares one year after the date of grant, with an additional 20% becoming exercisable each year thereafter.

As of December 31, 1997, options to purchase 101,600 shares, adjusted for stock dividends and splits, have been granted pursuant to the Plan. There were 5,000 options granted to employees in 1997. Michael J. Delvin exercised 11,040 options in 1997, leaving his outstanding unexercised options at 16,560. The following table sets forth information regarding options held by named executive officers as of March 2, 1998:


                    Number of  Percentage of   Exercise
Name                  Shares   Total Options    Price       Expiration Date
-------               ------   -------------    -----       ---------------
Charles D. Brummel     69,000      76.2%         $5.67      April 30, 2005
Michael J. Delvin      16,560      18.3%         $5.67      April 30, 2005

OTHER BENEFIT PLANS
General. SBHC believes that loyalty and productivity of employees are significantly enhanced by the existence of benefit plans. Accordingly, a number of benefit programs are available to all eligible employees, including group medical plans, paid sick leave, paid vacation and group life insurance.

Employees' Savings and Profit Sharing Plan. SBHC maintains an Employees' Savings and Profit Sharing Plan, dated effective January 1, 1978, and amended and restated most recently in 1991, which serves as an incentive savings plan for employees ("Savings Plan"). To participate, the employee must have been employed by SBHC or a subsidiary for at least six months and elect to contribute 2% to 10% of the employee's total compensation. SBHC has in the past matched a portion of each participant's contributions, but does not do so currently. Interests in SBHC's contributions become fully vested after six years or in the event of retirement, disability or death. The Savings Plan is structured to meet the qualification standards of Internal Revenue Code Section 401(k).

Stock Award Plan. Although not embodied in a formal plan, SBHC has made a practice of issuing shares of Common Stock as a bonus to employees upon their fifth anniversary as an employee and each subsequent five years thereafter. At that time each employee receives one share for each year of service then completed. The program is intended to increase the employee's awareness of SBHC's performance and instill an "ownership" commitment to SBHC.

Employee Stock Ownership Plan. SBHC and the Bank have maintained a retirement plan known as the Security Bank Holding Company Employee Stock Ownership Plan (the "ESOP") that is primarily invested in the common stock of SBHC. The ESOP was established in 1986 and has been amended from time to time to comply with the changes in the legal requirements for retirement plans. Employees who are age 21 or older and have worked at least 1,000 hours during a year will become ESOP participants. Common stock is allocated to participant accounts in the ESOP each year, based on the amount of Company contributions made and cash dividends paid on stock held by the ESOP. Participants do not contribute to the ESOP. After two years of service, 20% of the amounts allocated to a participant's account become "vested." An additional 20% becomes vested for each additional year of service so that the participant is 100% vested in their account after 6 years of service.

Stock is acquired by the ESOP using contributions made by the Bank and revenues from investment income (primarily dividends). In addition, the ESOP has acquired common stock from SBHC in a number of separate transactions with borrowed funds. In those transactions, the shares were purchased at their fair market value at the time of the transactions and were pledged to secure repayment of the loans. The pledged shares are held in an ESOP collateral account until payments on the loans are made. Shares are released from the collateral account and allocated to participant accounts at the end of each plan year (December 31) according to formulas prescribed by the Department of Labor.

As of December 31, 1997, the total ESOP indebtedness, all of which is owed to SBHC, equaled $1,858,000, and the ESOP trust held a total of 976,127 shares of SBHC's common stock, or 22.0% of the total number of shares outstanding. Of those shares, 591,343 (13.3% of total outstanding) have been allocated to participant accounts. The remaining 384,784 shares (8.7% of total outstanding) are held in the collateral account. Both allocated and unallocated shares are considered legally outstanding, may be voted by the ESOP trustees and are entitled to receive dividends. The ESOP trustees are generally required to vote the shares in a manner that is calculated to result in the best financial return to the ESOP participants. However, ESOP participants, under the circumstances, are entitled to direct the trustees on how to vote the shares allocated to their respective accounts.

SBHC accounts for its ESOP loan in accordance with SOP 93-6 issued by the American Institute of Certified Public Accountants. The ESOP indebtedness to SBHC is not recorded on the balance sheet of SBHC as assets. In order to account for the unallocated shares acquired at the time of these loans (shares held in the collateral account), SBHC's balance sheet reflects a contra equity account titled "Unallocated ESOP Shares" in an amount equal to the cost of the shares. Until released, the shares are not treated as outstanding for purposes of net income and book value per share calculations. Cash dividends paid by SBHC on ESOP shares may be used by the ESOP to pay debt services on loans due to SBHC. Dividends paid on unallocated shares do not directly affect SBHC's shareholders' equity, while dividends on allocated shares result in a reduction of retained earnings.

As shares are released from the collateral account and allocated to participants, SBHC reports compensation expense in an amount equal to the then current market value of the shares less dividends on allocated shares used to pay debt service. However, SBHC's tax deduction only equals the amount of ESOP contributions it makes and dividends used to pay ESOP debt or allocated to participants, subject to an overall limitation. If SBHC's stock price increases, this accounting treatment would have the effect of increasing the charge to income for compensation expense, thus reducing reported earnings without a corresponding increase in the amount deductible from taxable income. Offsetting for balance sheet purposes the charge against income, is a corresponding increase to the shareholder equity account by the reduction in the unearned ESOP shares account with the balance accounted for as an increase in surplus. The neutral effect on shareholders' equity is one of the results sought in adopting the ESOP as a benefit plan; the expense which provides a retirement benefit to employees remains in SBHC's equity since the contributions are invested in Company stock.

Although there is a dilutive effect on the book value and earnings of existing shares when shares are released from the collateral account, accounting treatment computes earnings per share by treating as outstanding only the allocated ESOP shares, and therefore has the effect of delaying any dilutive effect until such shares are ultimately paid for and allocated. To alleviate the adverse effect of the ESOP indebtedness caused by the recent increase in market value of SBHC common stock, SBHC has requested a private letter ruling from the Internal Revenue Service to amend the repayment schedule, thereby reducing the compensation expense associated with the release of unallocated shares. No assurance can be made that SBHC will be successful in obtaining a favorable ruling from the Internal Revenue Service, and failure to do so may have an adverse effect on the market value of SBHC shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 2, 1998, the shares of common stock beneficially owned by all of the directors, nominees for election as directors, and executive officers of the Company. As of that date there were 4,445,486 shares of the Company's common stock issued and outstanding. All shares are held directly unless otherwise indicated.

Name (1)                                 Number of Shares    Percent of Class
--------                                 ----------------    ----------------
Charles D. Brummel (Director/Officer)(2)     77,020    (2)          1.73%
Michael J. Delvin (Officer) (3)               9,960    (3)              *
William A. Lansing (Director) (4)            20,784    (4)              *
Kenneth C. Messerle (Director) (5)            4,697    (5)              *
Antoinette M. Poole (Officer) (6)            19,902    (6)              *
Glenn A. Thomas (Director) (7)                6,155    (7)              *
Ronald C. LaFranchi (Director) (8)          710,354    (8)         15.98%
R.T. Green (Director) (9)                     2,063    (9)              *
Robert Fullhart (Director) (10)               8,016   (10)              *
All Directors and Executive Officers
 as a Group (9 persons)                     858,951 (2-10)         19.32%

-----------------
*  Less than 1.0%

 (1)The business address of all directors and officers is 170 S. Second St., Coos Bay, Oregon 97420.
 (2)Charles D. Brummel's holdings include 3,025 shares held jointly with his spouse in his spouse's trust and 46,395 shares in the ESOP (364 of which are allocated to Mr. Brummel's spouse). Also includes 27,600 shares covered by stock options exercisable in 60 days.
 (3)Michael J. Delvin holds 9,955 shares in the ESOP.
 (4)William A. Lansing holds 20,784 shares jointly with his spouse.
 (5)Kenneth C. Messerle's holdings include 4,619 shares held jointly with his spouse and 78 shares held jointly with his grandchildren.
 (6)Antoinette M. Poole includes 239 shares held directly and 19,663 shares in the ESOP.
 (7)Glenn A. Thomas holds 5,905 shares jointly with his spouse.
 (8)Includes 12,000 shares held in a custodial capacity for the benefit of minor children.
 (9)R.T. Green holds 2,063 shares jointly with his spouse.
(10)Robert Fullhart holds 8,016 shares jointly with his spouse.

As of March 2, 1998, the only other person than those named above known to own more than 5% of the Company's Common Stock is the ESOP, which owned 976,127 shares, or 21.96% of the total shares outstanding. That number includes 384,784 shares held of record by the ESOP which are not allocated to employees and are pledged to secure repayment of indebtedness to the Company. Trustees of the ESOP are appointed by the Board of Directors and currently consists of Martin Stone, attorney, Coquille, Oregon, Tim Salisbury, Chief Financial Officer of Bay Area Hospital, and Antoinette M. Poole, Executive Vice President and Loan Administrator of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Some of the directors and officers of the Company and of the Bank, and members of their immediate families and firms and corporations with which they are associated, have had transactions with the Company, including borrowings and investments in time deposits. All such loans and investments have been made in the ordinary course of business, have been made on substantially the same terms, including interest rates paid or charged and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1997, the aggregate outstanding amount of all loans to officers and directors was approximately $3,837,000, which represented approximately 13.5% of the Company's consolidated shareholders' equity at that date. In addition, the Company had deposits from Directors and Officers totaling $3,338,000 as of December 31, 1997.

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

10.5      Shareholders Agreement between Class A Common and
          Class B Common Shareholders of Lincoln Security Bank *

10.6      1995 Stock Option Plan of Security Bank Holding Company *

10.7 1997 Directors Compensation Plan (incorporated by reference to the Company's registration statement on form S-8 (file No. 333-28095), declared effective by the Securities and Exchange Commission on May 30, 1997.

10.8      Schedule of 1991 Incentive Bonus Plan *

10.9      Security Bank Phantom Stock Deferred Compensation Plan *

23.0      Consents of KPMG Peat Marwick LLP

27.0      Financial Data Schedule

* Incorporated by reference to the Company's registration statement on Form SB-1 (File No. 33-80795) declared effective by the Securities and Exchange Commission on September 12, 1996.


Reports on Form 8-K:
During the fourth quarter of 1997, the Company filed a report on Form 8-K, dated November 26,1997, announcing the completion of the previously announced acquisition of Pacific State Bank.

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

                         SECURITY BANK HOLDING COMPANY


                         By:   /s/ CHARLES D. BRUMMEL
                               Charles D. Brummel, President and
                                   Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1998:



/s/Michael J. Delvin
Michael J. Delvin, Executive Vice President and Chief Financial Officer



/s/Ronald L. Farnsworth
Ronald L. Farnsworth, Assistant Vice President and Controller



/s/William A. Lansing                     /s/Kenneth C. Messerle
William A. Lansing, Director              Kenneth C. Messerle, Director



/s/Glenn A. Thomas                         /s/Charles D. Brummel
Glenn A. Thomas, Director                  Charles D. Brummel, Director


/s/Ronald C. LaFranchi                    /s/R.T. Green
Ronald C. LaFranchi, Director             R.T. Green, Director



/s/Robert Fullhart
Robert Fullhart, Director