Form 10QSB
period 1998-03-31
SECURITY BANK HOLDING CO
filed 1998-05-14
CIK 879116

================================================================================


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the quarterly period ended March 31, 1998 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from                 to                   .

     Commission file number    0-27590

SECURITY BANK HOLDING COMPANY
(Exact name of small business issuer as specified in its charter)

     Oregon                             93-0800253
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

     170 S. Second St., Coos Bay, Oregon             97420   .
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                        Outstanding at April 30, 1998
     Common Stock, $5.00 par value           4,445,484


Transitional Small Business Disclosure Format (check one):  YES          NO    X


===============================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.





SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                         (Unaudited)
ASSETS                                                                  Mar. 31, 1998        Dec. 31, 1997
------                                                                  -------------        -------------
Cash and cash equivalents:
  Cash and due from banks                                                   $8,405             $10,087
  Federal funds sold                                                        26,454              19,165
                                                                            ------              ------
     Total cash and cash equivalents                                        34,859              29,252

Investment securities available for sale                                    79,601              86,130
Loans, net                                                                 134,999             136,035
Mortgage loans held for sale, at cost which approximates market              3,072               2,208
Net investment in direct financing leases                                    2,957               3,056
Premises and equipment, net                                                  7,757               7,111
Federal Home Loan Bank stock, at cost                                        1,896               1,840
Other assets                                                                 4,507               4,600
                                                                             -----               -----
     Total assets                                                         $269,648            $270,232
                                                                          ========            ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Liabilities:
 Deposits:
   Demand                                                                  $33,548             $31,550
   NOW accounts                                                             36,873              36,597
   Money market accounts                                                    35,888              37,074
   Savings accounts                                                         20,242              20,079
   Time deposit                                                             89,071              88,541
                                                                            ------              ------
     Total deposits                                                        215,622             213,841

Securities sold under agreements to repurchase                               7,234               7,945
Short term borrowings                                                          286                 583
Federal Home Loan Bank borrowings                                           14,000              16,000
Other liabilities                                                            3,239               2,532
                                                                             -----               -----
     Total liabilities                                                     240,381             240,901
                                                                           -------             -------

Minority interest in subsidiary                                                917                 908
Shareholders' equity:
  Nonvoting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued                                   --                  --
  Voting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued                                   --                  --
  Common stock, $5 par value.
     Authorized 10,000,000 shares - issued and outstanding
     4,445,484 shares in 1998 (4,442,097 shares in 1997)                    22,227              22,210
Surplus                                                                      1,779               1,596
Retained earnings                                                            5,318               5,629
Unearned ESOP shares at cost                                               (1,401)             (1,469)
Accumulated other comprehensive income                                         427                 457
                                                                            ------              ------
     Total shareholders' equity                                             28,350              28,423
                                                                            ------              ------

Total liabilities, minority interest and shareholders' equity             $269,648            $270,232
                                                                          ========            ========

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three months ended March 31,
                                                                          1998          1997
                                                                          ----          ----
Interest income:
  Interest on loans                                                      $3,294        $2,969
  Interest and dividends on securities:
     Taxable                                                              1,101         1,276
     Exempt from Federal income tax                                         187           220
  Interest on time deposits-domestic financial institutions                  --             4
  Dividend income on Federal Home Loan Bank stock                            39            40
  Interest on Federal funds sold                                            226            38
  Income on direct financing leases                                          70            73
                                                                          -----         -----
       Total interest income                                              4,917         4,620
Interest expense:
  Deposits
     NOW                                                                    114            80
     Money market                                                           313           291
     Savings                                                                117           122
     Time                                                                 1,155         1,075
  Securities sold under agreements to repurchase                             83            56
  Short term borrowings                                                       6             6
  Federal Home Loan Bank borrowings                                         223           250
                                                                          -----         -----
       Total interest expense                                             2,011         1,880
                                                                          -----         -----

     Net interest income                                                  2,906         2,740
Provision for loan losses                                                    61            75
                                                                          -----         -----
     Net interest income after provision for loan losses                  2,845         2,665

Other income:
  Service charges on deposit accounts                                       281           293
  Gain(loss) on sale/call of investments available for sale, net              2             3
  Loan servicing fees                                                        61            68
  Sold real estate loan fees                                                609           255
  Other                                                                     180           164
                                                                          -----          ----
     Total other income                                                   1,133           783

Other expense:
  Salaries and employee benefits                                          1,746         1,443
  Occupancy of bank premises                                                191           159
  Furniture and equipment                                                   235           220
  Professional fees                                                         214           145
  FDIC assessment                                                             8             6
  Supplies                                                                   90            94
  ESOP compensation                                                         168            70
  Other                                                                     532           428
                                                                          -----         -----
     Total other expense                                                  3,184         2,565
                                                                          -----         -----

     Income before provision for income taxes                               794           883
Provision for income taxes                                                  284           285
                                                                            ---          ---
     Net income before minority interest                                    510           598
Net (income) loss attributable to minority interest                         (9)             7
                                                                           ----          ----
     Net income                                                            $501          $605
                                                                           ====          ====
     Net income per share - Basic                                          $.12          $.15
                                                                           ====          ====
     Net income per share - Diluted                                        $.12          $.15
                                                                           ====          ====

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED - DOLLARS IN THOUSANDS)

                                              Three months ended March 31,
                                                       1998      1997
                                                       ----      ----

Net Income                                              $501     $605

Other comprehensive income, net of income tax:

     Unrealized losses on investment securities         (30)    (438)
                                                        ----    -----

Comprehensive income                                    $471     $167
                                                        ====     ====

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - DOLLARS IN THOUSANDS)

                                                                                    Three months ended March 31,
                                                                                         1998          1997
                                                                                         ----          ----

Cash flows provided by operating activities:
Net income                                                                               $501          $605
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                           206           162
  Provision for loan losses                                                                61            75
  Origination of mortgage loans held for sale                                        (30,490)      (11,113)
  Proceeds from mortgage loans sold                                                    29,626        11,864
  Net gain on call of investment securities available for sale                            (2)           (3)
  Federal Home Loan Bank stock dividend                                                  (35)          (40)
  ESOP related compensation expense                                                       227            99
  Decrease (increase) in other assets                                                      93         (263)
  Increase in other liabilities                                                           726            27
                                                                                          ---         -----
          Net cash provided by operating activities                                       913         1,413

Cash flows from investing activities:
  Net decrease in time deposit investments                                                 --            90
  Purchase of investment securities available for sale                                (5,833)       (6,189)
  Proceeds from maturities and call of investment securities available for sale        12,297         3,924
  Net loan originations (repayments)                                                      975       (5,654)
  Purchase of participations                                                               --          (87)
  Additions to premises and equipment                                                   (834)         (556)
  Purchase of Federal Home Loan Bank stock                                               (21)         (941)
  Redemption of Federal Home Loan Bank stock                                               --         1,274
  Originations of direct financing leases                                               (165)         (511)
  Gross payments on direct financing leases                                               264           361
  Minority interest in subsidiary                                                           9           (8)
                                                                                        -----       -------
     Net cash provided by (used in) investing activities                                6,692       (8,297)

Cash flows from financing activities:
  Net increase in deposits                                                              1,781         3,292
  Decrease in securities sold with agreements to repurchase                             (711)          (85)
  (Decrease) increase of Federal Home Loan Bank borrowings                            (2,000)         2,385
  Proceeds from issuance of common stock                                                   41             1
  Payment of dividends                                                                  (812)         (299)
  (Decrease) increase in short term borrowings                                          (297)             1
                                                                                      -------         -----
     Net cash (used in) provided by financing activities                              (1,998)         5,295

     Net increase (decrease) in cash and cash equivalents                               5,607       (1,589)

Cash and cash equivalents at beginning of period                                       29,252        12,609
                                                                                       ------        ------
Cash and cash equivalents at end of period                                            $34,859       $11,020
                                                                                      =======       =======

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                                                        $2,011        $1,881
       Income taxes                                                                       $58           $15
Supplemental disclosures of investing activities:
  Unrealized loss on investment
       securities available for sale, net of tax                                        $(30)         (438)
  Loans transferred to other real estate owned                                            $--           $--

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  BASIS OF FINANCIAL STATEMENT PREPARATION
The accompanying consolidated financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 included as part of the Company's 1997 annual report to shareholders. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.


(b)  NET INCOME PER SHARE
Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. For the three months ended March 31, 1998 and 1997, the weighted average number of common shares outstanding did not include 384,784 and 455,824 shares respectively, held by the Company's ESOP as these shares have not been allocated to participant accounts, nor have they been committed to be released. The weighted average number of common shares outstanding for basic net income per share computations were 4,060,135 and 3,975,069 at March 31, 1998 and 1997, respectively. For diluted net income per share, 44,004 and 39,900 were added to weighted average shares outstanding for 1998 and 1997, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method.


(c)  COMPREHENSIVE INCOME
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. SFAS No. 130 is effective for fiscal years and interim periods beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998.


(d)  RECLASSIFICATIONS
Certain amounts previously recorded on the December 31, 1997 and March 31, 1997 consolidated financial statements have been reclassified to conform to the classifications on the March 31, 1998 consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FOR THE QUARTER ENDING MARCH 31, 1998 AND 1997

GENERAL.   Net income decreased to $501,000 for the three months ended March 31,
1998 from $605,000 for the same period in 1997, a 17% decrease. The decrease in net income is mostly attributable to an increase in other expense incurred in conjunction with the Company's expansion strategy.

NET INTEREST INCOME.   Net interest income before the provision for loan loss
increased $166,000 or 6.1% for the three months ended March 31, 1998 over the same period in 1997. The increase in interest income was primarily due to $17.8 million or 8% increase in average interest-earning assets for the three months ended March 31, 1998 over the same period in 1997. The increase in average interest-earning assets was mostly attributable to an increase in loan volume of $16.3 million, which accounted for a $325,000 increase in interest income. Average interest-bearing liabilities increased $17.0 million or 6.3% for the three months ended March 31, 1998, compared to the same period in 1997. The volume increase accounted for $102,000 of the total increase in interest expense.

PROVISION FOR LOAN LOSSES.   The loan loss provision during the three month
period ended March 31, 1998, was $61,000 and $75,000   for the same period in
1997. Net charge-offs during the three month periods were $45,000 and $37,000 for 1998 and 1997, respectively.

Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $1,445,000 at March 31, 1998, as compared to $1,374,000 at March 31, 1997. The Company's ratio of reserve for loan losses to total loans was 1.01% at March 31, 1998, compared to 1.06% at March 31, 1997.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $1,085,000 and $724,000 at March 31, 1998 and 1997, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME.   Other income increased 44.7% to $1,133,000 for the three months ended March 31, 1998 as compared to $783,000 for the same period in 1997. The increase in other income is due primarily to an increase in sold real estate loan fees. The Company has experienced strong sold loan activity, resulting from the low interest rate environment and the increase in refinance activity.


OTHER EXPENSE.   Other expense (including ESOP Compensation expense as discussed below) increased 24.1% to $3,184,000 for the three months ended March 31, 1998 compared to $2,565,000 for the same period in 1997. Salaries and employee benefits, the largest non interest expense, increased 21%. Approximately $174,000 of the increase in salaries is related to increased mortgage operations, which resulted in $354,000 increased sold loan fee income. Underfunded deferred compensation plan (phantom stock and Executive Supplemental Income) expense increased $70,000, or 376%, while incentive plan expense increased $62,000, or 157%. The deferred compensation plans will be fully funded by December 31, 1998.

The increase in professional fees resulted primarily from an increase in directors fees. Directors fees have increased $44,000, or 169%, from the first quarter of 1997, attributed to the formation of separate boards for each of the corporate entities within the Holding Company. In addition, the Company incurred $10,000 of Pacific State Bank acquisition expense and additional one-time ESOP related professional fees of $18,000.

Given the increase in refinance activity as discussed above, the Company experienced a $49,000 increase in early payoffs on mortgage servicing rights, which is reflected as a component of other expense.


ESOP COMPENSATION EXPENSE. The Company sponsors an Employee Stock Ownership Plan (ESOP), a leveraged employee-retirement benefit plan which owns approximately 22% of the common stock of the Company.

The ESOP owns 976,127 shares of the Company's common stock, of which 591,343 are allocated to plan participants. The remaining 384,784 shares are unallocated, and will be allocated over the remaining debt service period. The current ESOP debt of $1,858,000 is to be extinguished over the next six years, ending in 2003. As the debt is paid, shares are released for allocation. The release of shares is comprised of shares released through dividends on allocated shares, and shares released through compensation expense (a non-cash charge to the income statement). Compensation expense is calculated by multiplying the shares released as compensation by the average share price of the Company's common stock for the year. Two components of shareholders' equity are also affected. There is a reduction in unearned ESOP shares at cost, and an increase in surplus at the difference between the fair market value and the cost of the shares, thereby off-setting the compensation expense and resulting in no impact on shareholders' equity. As shares are released, they are considered outstanding for the purposes of calculating earnings per share and book value per share.

In 1997, the average share price was $12.14, a 47% increase over the average price in 1996 of $8.24. This significant price appreciation has caused the compensation charge to increase proportionately, well beyond the originally planned 7% of eligible salaries. The resulting non-cash charge to earnings for the fiscal year 1997 of $716 represented 22% of eligible salaries, and the charge in 1996 of $459 was 17% of eligible salaries.

Because of the growing impact on the Company's earnings, in 1997, the Company requested a Private Letter Ruling (PLR) from the Internal Revenue Service (IRS) to extend the repayment of the debt, thereby reducing the number of shares being released each year. This would return the retirement benefit to the originally planned levels. In the first quarter of 1997, the Company had accrued ESOP compensation expense assuming the PLR would be received, at $70,000 for the first three months of 1997.

In December 1997, the Company received a preliminary response from the IRS indicating that it would not be ruling in favor of the PLR request. After further discussion with the IRS in January 1998, the IRS removed the preliminary decline status pending development of guidelines concerning debt extension requests. The IRS has indicated a six month time frame to draft these guidelines. As such, the Company has accrued ESOP compensation expense for the first three months of 1998 in accordance with the existing ESOP debt structure.

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

The following table presents the release of the remaining unallocated shares under the three possible options under consideration by the Company:

             Year          Option 1           Option 2        Option 3
             1998 ......._   71,910            47,520         384,784
             1999 ........   74,675            41,839           ---
             2000 ........   53,823            40,766           ---
             2001. .......   57,334            40,359           ---
             2002 ........   61,489            39,117           ---
             2003 ........   65,553            37,821           ---
             2004 ........     ---             35,024           ---
             2005 ........     ---             35,891           ---
             2006 ........     ---             35,090           ---
             2007 ........     ---             31,357           ---
                            -------           -------          -------
             Total........  384,784           384,784          384,784
                            =======           =======          =======

If the PLR is approved by the IRS, the Company would likely revise the debt repayment schedule as described in Option 2. The Company may consider Option 3 to lower the burden of compensation expense for future years. Option 3 may be considered regardless of the outcome of the PLR request and regardless of any subsequent debt extension. If Option 3 were selected, a non-recurring non-cash charge would be incurred in 1998, which would substantially lower earnings and may result in a loss for the year. Because the expense is based on the average market value of the Company's common stock for the year, it is not possible to accurately determine the final amount of charge if Option 3 were followed. However, no final response has been received regarding the PLR and the Company has made no determination other than to currently accrue compensation expense in accordance with Option 1.



FINANCIAL CONDITION
Total assets have remained relatively constant from December 31, 1997, decreasing $584,000 to $269.6 million at March 31, 1998.

Net loans and leases decreased in the period from $141.3 million at December 31, 1997 to $141.0 million at March 31, 1998. The Company normally experiences a cyclical lack of growth during this period, as our commercial borrowers are less active this time of the year in the use of their lines of credit. An additional factor contributing to the decline in loans was the active residential real estate market. As loans held in the portfolio were refinanced due to lower interest rates, the Company chose to sell these loans into the secondary market. This choice was necessitated due to the inherent interest rate risk associated with these loans and the historically lower yields they provide.

The low interest rate environment has resulted in increased calls on callable agency investment securities, and has accelerated repayments on mortgage backed investment securities. Due to the flat yield curve, the Company has taken a defensive posture and retained the majority of these funds in Federal funds sold. At the time a more typical positive slope to the yield curve occurs, the Company will increase the maturities. Until that time, the Company does not believe extending maturities is adequately rewarding.

The increase in premises and equipment during the first quarter of 1998 results from expansion activities underway by the Company. The largest single addition represents a $375,000 land purchase for the planned de novo expansion of a new community bank in Springfield, Oregon. The remaining additions represent costs incurred for the construction of two new branches of Security Bank in Coos County.

Deposit growth has continued for the first quarter of 1998, increasing $1.8 million to $215.6 million at March 31, 1998, compared to $213.8 million at December 31, 1997. The growth in 1998 has been predominantly in non-interest bearing demand deposits. The ratio of interest-bearing deposits to total deposits decreased slightly from 85.2% at December 31, 1996, to 84.4% at March 31, 1998.

The Company is a member of the Federal Home Loan Bank of Seattle. This membership allows the Company access to low cost, long-term funding otherwise unavailable. Since December 31, 1997, the Company has not had a need for this funding, and repaid a $2.0 million advance in the first quarter of 1998, leaving the balance at $14 million as of March 31, 1998.


LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base.
A further source of liquidity is the Company's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $11.0 million for the purchase of funds on an overnight basis. As discussed above, the Company is also a member of the Federal Home loan Bank which provides a secured line of credit in the amount of $55.4 million, and other funding opportunities for liquidity and asset/liability matching. Over the past four years these lines have been used periodically. As of March 31, 1998 no funds were borrowed under the Company's unsecured lines of credit and $14 million was borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investable cash is invested on a short term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.

CAPITAL RESOURCES
Beginning in 1990, federal regulators required the calculation of Risk-based Capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum total Risk-based Capital ratio of 8.00%, a minimum Tier 1 Capital Ratio of 4.00% and a minimum Leverage Capital Ratio of 3.00%.

At March 31, 1998, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 17.78%, Tier 1 Capital Ratio of 16.92% and Leverage Capital Ratio of 10.32%. This was compared to 17.40%, 16.56% and 10.11% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1997. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

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


DATED:    April 30, 1998.

                              SECURITY BANK HOLDING COMPANY


                              By:  /s/ Charles D. Brummel
                                 ------------------------
                                Charles D. Brummel
                                President and Chief Executive Officer