Form 10QSB
period 1998-06-30
SECURITY BANK HOLDING CO
filed 1998-07-30
CIK 879116

===============================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-QSB

(MARK ONE)
/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the quarterly period ended June 30, 1998 or

/   /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]

     For the transition period from                     to                     .

     Commission file number    0-27590

               SECURITY BANK HOLDING COMPANY
(Exact name of small business issuer as specified in its charter)

          Oregon                             93-0800253.
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

     170 S. Second St., Coos Bay, Oregon             97420.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                         Outstanding at July 30, 1998
     Common Stock, $5.00 par value                4,451,041


Transitional Small Business Disclosure Format (check one):  YES          NO    X

================================================================================
PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                 (Unaudited)
ASSETS                                                          June 30, 1998     Dec. 31, 1997
-------                                                         -------------     -------------

Cash and cash equivalents:
  Cash and due from banks                                            $8,391           $10,087
  Federal funds sold                                                 31,052            19,165
                                                                    -------            ------
     Total cash and cash equivalents                                 39,443            29,252

Investment securities available for sale                             80,430            86,130
Loans, net                                                          135,533           136,035
Mortgage loans held for sale, at cost which approximates market       2,678             2,208
Net investment in direct financing leases                             3,088             3,056
Premises and equipment, net                                           8,138             7,111
Federal Home Loan Bank stock, at cost                                 1,933             1,840
Other assets                                                          4,631             4,600
                                                                      -----             -----
     Total assets                                                  $275,874          $270,232
                                                                   ========          ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Liabilities:
 Deposits:
   Demand                                                           $39,544           $31,550
   NOW accounts                                                      33,577            36,597
   Money market accounts                                             35,759            37,074
   Savings accounts                                                  20,600            20,079
   Time deposit                                                      91,429            88,541
                                                                     ------            ------
     Total deposits                                                 220,909           213,841

Securities sold under agreements to repurchase                        7,093             7,945
Short term borrowings                                                   571               583
Federal Home Loan Bank borrowings                                    14,000            16,000
Other liabilities                                                     3,116             2,532
                                                                      -----             -----
     Total liabilities                                              245,689           240,901
                                                                    -------           -------

Minority interest in subsidiary                                         929               908
Shareholders' equity:
  Nonvoting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued                            --                --
  Voting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued                            --                --
  Common stock, $5 par value.
     Authorized 10,000,000 shares - issued and outstanding
     4,451,041 shares in 1998(4,431,013 shares in 1997)              22,255            22,210
Surplus                                                               1,941             1,596
Retained earnings                                                     5,967             5,629
Unearned ESOP shares at cost                                        (1,332)           (1,469)
Accumulated other comprehensive income                                  425               457
                                                                        ---               ---
     Total shareholders' equity                                      29,256            28,423
                                                                     ------            ------
Total liabilities, minority interest and shareholders' equity      $275,874          $270,232
                                                                   ========          ========


See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Three Months Ended  Six Months Ended
                                                                         June 30,            June 30,
                                                                         --------           --------
                                                                      1998      1997      1998      1997
                                                                      ----      ----      ----      ----

Interest income:
  Interest on loans                                                  $3,344    $3,218    $6,638    $6,187
  Interest and dividends on securities:
     Taxable                                                          1,005     1,384     2,094     2,660
     Exempt from Federal income tax                                     201       291       387       511
     Interest on time deposits-domestic financial institutions           --        --        --         5
     Dividend income on Federal Home Loan Bank stock                     36        56        76        96
     Interest on Federal funds sold                                     331        24       569        64
  Income on direct financing leases                                      70        71       140       144
                                                                         --        --       ---       ---
       Total interest income                                          4,987     5,044     9,904     9,667
                                                                      -----     -----     -----     -----
Interest expense:
  Deposits
     NOW                                                                121        82       235       162
     Money market                                                       311       307       624       598
     Savings                                                            126       127       243       250
     Time                                                             1,187     1,091     2,342     2,166
  Securities sold under agreements to repurchase                         78        71       161       128
  Short term borrowings                                                   5         6        11        12
  Federal Home Loan Bank borrowings                                     216       428       439       679
                                                                        ---       ---       ---       ---
       Total interest expense                                         2,044     2,112     4,055     3,995
                                                                      -----     -----     -----     -----

     Net interest income                                              2,943     2,932     5,849     5,672
Provision for loan losses                                                63       105       124       181
                                                                         --       ---       ---       ---
     Net interest income after provision for loan losses              2,880     2,827     5,725     5,491
                                                                      -----     -----     -----     -----

Other income:
  Service charges on deposit accounts                                   290       278       571       571
  Gain(loss) on sale/call of investments available for sale, net          3       (1)         5         2
  Loan servicing fees                                                    62        59       123       127
  Sold real estate loan fees                                            628       332     1,237       587
  Other                                                                 213       217       392       381
                                                                        ---       ---       ---       ---
     Total other income                                               1,196       885     2,328     1,668
                                                                      -----       ---     -----     -----

Other expense:
  Salaries and employee benefits                                      1,690     1,498     3,436     2,941
  Occupancy of bank premises                                            204       166       395       325
  Furniture and equipment                                               224       211       459       431
  Professional fees                                                     183       151       397       296
  FDIC assessment                                                         5         5        13        11
  Supplies                                                               79        94       169       188
  ESOP compensation                                                     168        70       335       140
  Other                                                                 497       445     1,029       873
                                                                        ---       ---     -----       ---
     Total other expense                                              3,050     2,640     6,233     5,205
                                                                      -----     -----     -----     -----
       Income before provision for income taxes                       1,026     1,072     1,820     1,954
Provision for income taxes                                              365       357       649       642
                                                                        ---       ---       ---       ---
       Net income before minority interest                              661       715     1,171     1,312
Net (income) loss attributable to minority interest                    (12)         9      (21)        17
                                                                       ----         -      ----        --
  Net income                                                           $649      $724    $1,150    $1,329
                                                                       ====      ====    ======    ======
       Net income per share - basic                                    $.16      $.18      $.28      $.33
                                                                       ====      ====      ====      ====
       Net income per share - diluted                                  $.16      $.18      $.28      $.33
                                                                       ====      ====      ====      ====

         See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED - DOLLARS IN THOUSANDS)

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                                  --------                 --------
                                                               1998      1997           1998      1997
                                                               ----      ----           ----      ----

Net Income                                                    $649      $724          $1,150     $1,329

Other comprehensive income, net of income tax:

     Unrealized (loss) gain on investment securities           (1)       554            (32)        116
                                                               ---       ---            ----        ---

Comprehensive income                                          $648    $1,278          $1,118     $1,445
                                                              ====    ======          ======     ======

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - DOLLARS IN THOUSANDS)

                                                                                    Six months ended June 30,
                                                                                        1998         1997
                                                                                        ----         ----

Cash flows provided by operating activities:
Net income                                                                            $1,150       $1,329
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                          403          314
  Provision for loan losses                                                              124          180
  Origination of mortgage loans held for sale                                       (58,546)     (24,320)
  Proceeds from mortgage loans sold                                                   58,076       24,915
  Net loss on sale of fixed assets                                                        --           --
  Net gain on call of investment securities available for sale                           (1)          (2)
  Net gain on sale of investment securities available for sale                           (4)           --
  Federal Home Loan Bank stock dividend                                                 (72)         (96)
  ESOP related compensation expense                                                      454          203
  Increase in other assets                                                              (31)        (186)
  (Decrease) increase in other liabilities                                               605         (99)
                                                                                         ---         ----
          Net cash provided by operating activities                                    2,158        2,436
                                                                                       -----        -----

Cash flows from investing activities:
  Net decrease in time deposits-domestic financial institutions                           --          270
  Purchase of investment securities available for sale                              (17,302)     (18,584)
  Proceeds from sale of investment securities available for sale                       5,015           --
  Proceeds from maturities and call of investment securities available for sale       17,890        8,596
  Net loan payments (originations)                                                       378     (13,261)
  Purchase of participations                                                              --        (496)
  Additions to premises and equipment                                                (1,381)      (1,061)
  Purchase of Federal Home Loan Bank stock                                              (21)      (2,194)
  Redemption of Federal Home Loan Bank stock                                              --        1,275
  Proceeds from sale of premises and equipment                                            --           --
  Originations of direct financing leases                                              (483)      (1,253)
  Gross payments on direct financing leases                                              451        1,112
  Minority interest in subsidiary                                                         21         (17)
                                                                                          --         ----
     Net cash (used in) provided by investing activities                               4,568     (25,613)
                                                                                       -----     --------

Cash flows from financing activities:
  Net increase in deposits                                                             7,068        7,167
  (Decrease) increase in securities sold with agreements to repurchase                 (852)        1,232
  (Decrease) increase of Federal Home Loan Bank borrowings                           (2,000)       14,252
  Proceeds from issuance of common stock                                                  73           --
  Payment of dividends                                                                 (812)        (527)
  Other                                                                                 (12)           73
                                                                                        ----           --
     Net cash provided by financing activities                                         3,465       22,197
                                                                                       -----       ------
     Net increase in cash and cash equivalents                                        10,191        (980)
Cash and cash equivalents at beginning of period                                      29,252       12,609
                                                                                      ------       ------
Cash and cash equivalents at end of period                                           $39,443      $11,629
                                                                                     =======      =======

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                                                       $4,026       $2,802
       Income taxes                                                                     $638         $673
Supplemental disclosures of investing activities:
  Unrealized gain (loss) on investment
       Securities available for sale, net of tax                                         $32         $116
  Loans transferred to other real estate owned                                           $--          $22

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


(b)  Net Income Per Share
Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. For the quarter and six months ended June 30, 1998 and 1997, the weighted average number of common shares outstanding did not include 384,784 and 455,824 shares respectively, held by the Company's ESOP as these shares have not been allocated to participant accounts, nor have they been committed to be released. The following table presents information relating to the weighted average number of common shares outstanding for all periods presented for both basic and diluted net income per share calculations:

                                       Three months             Six months
                                      ended June 30,           ended June 30,
                                      --------------           --------------
                                     1998       1997          1998       1997
                                     ----       ----          ----       ----

Weighted average shares - basic   4,063,441   3,975,118    4,061,797 3,975,118

Potential dilution of stock options  33,569      45,168       34,476    45,168
                                     ------      ------       ------    ------

Weighted average shares - diluted 4,097,010   4,020,286    4,096,273 4,020,286
                                  =========   =========    ========= =========



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


(d)  Reclassifications
Certain amounts previously recorded on the December 31, 1997 and June 30, 1997 consolidated financial statements have been reclassified to conform to the classifications on the June 30, 1998 consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FOR THE THREE MONTHS ENDED JUNE  30, 1998 AND 1997

GENERAL.   Net income decreased to $649,000 for the three months ended June 30,
1998 from $724,000 for the same period in 1997, a 10% decrease. The decrease in net income is mostly attributable to an increase in other expense incurred in conjunction with the Company's expansion strategy.

NET INTEREST INCOME.   Net interest income before the provision for loan loss
increased $11,000 or .4% for the three months ended June 30, 1998 over the same period in 1997. Of the net increase of $11,000, an increase in volume accounted for an increase in net interest income of $199,000, while a decrease in rates earned accounted for a decrease in net interest income of $188,000. Average interest earning assets increased $3.1 million, while average costing liabilities increased $4.2 million.

PROVISION FOR LOAN LOSSES.   The loan loss provision during the three month
period ended June 30, 1998, was $63,000 and $105,000 for the same period in 1997. Net charge-offs during the three month periods were $119,000 and $77,000 for 1998 and 1997, respectively.

Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $1,389,000 at June 30 1998, as compared to $1,402,000 at June 30 1997. The Company's ratio of reserve for loan losses to total loans was .97% at June 30, 1998, compared to 1.02% at June 30, 1997.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $886,000 and $940,000 at June 30, 1998 and 1997, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME.   Other income increased 35.1% to $1,196,000 for the three months ended June 30 1998 as compared to $885,000 for the same period in 1997. The increase in other income is due primarily to an increase in sold real estate loan fees. The Company has experienced strong sold loan activity, resulting from the low interest rate environment and the increase in refinance activity.


OTHER EXPENSE.   Other expense (including ESOP Compensation expense as discussed below) increased 15.5% to $3,050,000 for the three months ended June 30, 1998 compared to $2,640,000 for the same period in 1997. Salaries and employee benefits, the largest non-interest expense, increased $192,000 or 12.8%. Approximately $113,000 of the increase in salaries is related to increased mortgage operations, which resulted in $296,000 increased sold loan fee income. In addition, deferred compensation plan expense increased $70,000.

The increase in professional fees resulted primarily from an increase in directors fees, attributed to the formation of separate boards for each of the corporate entities within the expanding Holding Company.

Given the increase in refinance activity as discussed above, the Company experienced a $42,000 increase in early payoffs on mortgage servicing rights, which is reflected as a component of other expense.


ESOP COMPENSATION EXPENSE. The Company sponsors an Employee Stock Ownership Plan (ESOP), a leveraged employee-retirement benefit plan which owns approximately 22% of the common stock of the Company.

The ESOP owns 964,504 shares of the Company's common stock, of which 579,720 are allocated to plan participants. The remaining 384,784 shares are unallocated, and will be allocated over the remaining debt service period. The current ESOP debt of $1,858,000 is to be extinguished over the next six years, ending in 2003. As the debt is paid, shares are released for allocation. The release of shares is comprised of shares released through dividends on allocated shares, and shares released through compensation expense (a non-cash charge to the income statement). Compensation expense is calculated by multiplying the shares released as compensation by the average share price of the Company's common stock for the year. Two components of shareholders' equity are also affected. There is a reduction in unearned ESOP shares at cost, and an increase in surplus at the difference between the fair market value and the cost of the shares, thereby off-setting the compensation expense and resulting in no impact on shareholders' equity. As shares are released, they are considered outstanding for the purposes of calculating earnings per share and book value per share.

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

Because of the growing impact on the Company's earnings, in 1997, the Company requested a Private Letter Ruling (PLR) from the Internal Revenue Service (IRS) to extend the repayment of the debt, thereby reducing the number of shares being released each year. This would return the retirement benefit to the originally planned levels. In the second quarter of 1997, the Company had accrued ESOP compensation expense assuming the PLR would be received, at $70,000 for the second quarter of 1997.

In December 1997, the Company received a preliminary response from the IRS indicating that it would not be ruling in favor of the PLR request. After further discussion with the IRS in January 1998, the IRS removed the preliminary decline status pending development of guidelines concerning debt extension requests. The IRS has indicated a six month time frame to draft these guidelines. As such, the Company has accrued ESOP compensation expense for the second quarter of 1998 in accordance with the existing ESOP debt structure.

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

The following table presents the release of the remaining unallocated shares under the three possible options under consideration by the Company:

             Year    Option 1  Option 2  Option 3
             ----    --------  --------  --------

             1998 ..  71,910    47,520   384,784
             1999 ..  74,675    41,839     ---
             2000 ..  53,823    40,766     ---
             2001 ..  57,334    40,359     ---
             2002 ..  61,489    39,117     ---
             2003 ..  65,553    37,821     ---
             2004 ..   ---      35,024     ---
             2005 ..   ---      35,891     ---
             2006 ..   ---      35,090     ---
             2007 ..   ---      31,357     ---
                     -------   -------   -------
            Total .. 384,784   384,784   384,784
                     =======   =======   =======

If the PLR is approved by the IRS, the Company would likely revise the debt repayment schedule as described in Option 2. The Company may consider Option 3 to lower the burden of compensation expense for future years. Option 3 may be considered regardless of the outcome of the PLR request and regardless of any subsequent debt extension. If Option 3 were selected, a non-recurring non-cash charge would be incurred in 1998, which would substantially lower earnings and may result in a loss for the year. Because the expense is based on the average market value of the Company's common stock for the year, it is not possible to accurately determine the final amount of charge if Option 3 were followed. However, no final response has been received regarding the PLR and the Company has made no determination other than to currently accrue compensation expense in accordance with Option 1, resulting in an expense for the quarter of $168,000.


FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL.   Net income decreased to $1,150,000 for the six months ended June 30,
1998 from $1,329,000 for the same period of 1997, a 13.5% decrease. The decrease in net income is mostly attributable to an increase in other expense incurred in conjunction with the Company's expansion strategy.

NET INTEREST INCOME.   Net interest income before the provision for loan loss
increased $177,000 or 3.1% for the six months ended June 30, 1998 over the same period in 1997. Of the net increase of $177,000, an increase in volume accounted for an increase in net interest income of $477,000, while a decrease in rates earned accounted for a decrease in net interest income of $300,000. Average interest earning assets increased $12.1 million, while average costing liabilities increased $12.1 million.

PROVISION FOR LOAN LOSSES.   The loan loss provision during the six month period
ended June 30, 1998, was $124,000 and $181,000    for the same period in 1997.
Net charge-offs during the six month periods were $164,000 and $114,000 for 1998 and 1997, respectively.

OTHER INCOME.   Other income increased 39.6% to $2,328,000 for the six months ended June 30 1998 as compared to $1,668,000 for the same period in 1997. The increase in other income is due primarily to an increase in sold real estate loan fees. The Company has experienced strong sold loan activity, resulting from the low interest rate environment and the increase in refinance activity.

OTHER EXPENSE.   Other expense (including ESOP Compensation expense as discussed previously) increased 19.8% to $6,233,000 for the six months ended June 30, 1998 compared to $5,205,000 for the same period in 1997. Salaries and employee benefits, the largest non interest expense, increased $495,000 or 16.8%. Approximately $287,000 of the increase in salaries is related to increased mortgage operations, which resulted in $650,000 increased sold loan fee income. In addition, deferred compensation plan expense increased $140,000.

The increase in professional fees resulted primarily from an increase in directors fees, attorney fees and accountant counseling, of which all are attributed to the expansion strategy of the Company.

Given the increase in refinance activity as discussed above, the Company experienced a $91,000 increase in early payoffs on mortgage servicing rights, which is reflected as a component of other expense.


ESOP COMPENSATION EXPENSE. In the first six months of 1997, the Company had accrued ESOP compensation expense assuming the PLR (discussed previously) would be received, at $140,000 for the first six months of 1997. The Company has accrued ESOP compensation expense for the six months ended June 30, 1998 in accordance with the existing ESOP debt structure, resulting in expense of $335,000.


FINANCIAL CONDITION
Total assets have increased $5.6 million to $275.9 million at June 30, 1998, from $270.2 million at December 31, 1997.

Net loans and leases remained constant at $141.3 million at June 30, 1998. The Company normally experiences a cyclical lack of growth during this period, as commercial borrowers are less active this time of the year in the use of their lines of credit. An additional factor contributing to the constant level of loans was the active residential real estate market. As loans held in the portfolio were refinanced due to lower interest rates, the Company chose to sell these loans into the secondary market. This choice was necessitated due to the inherent interest rate risk associated with these loans and the historically lower yields they provide.

The low interest rate environment has resulted in increased calls on callable agency investment securities, and has accelerated repayments on mortgage backed investment securities. Due to the flat yield curve, the Company has taken a defensive posture and retained the majority of these funds in Federal funds sold, resulting in the increase of $11.9 million from December 31, 1997. At the time a more typical positive slope to the yield curve occurs, the Company will increase the maturities. Until that time, the Company does not believe extending maturities is adequately rewarding.

The increase in premises and equipment during the first six months of 1998 results from expansion activities underway by the Company. An increase of $375,000 represents a land purchase for the planned de novo expansion of a new community bank in Springfield, Oregon. The remaining additions represent costs incurred for the construction of two new branches of Security Bank in Coos County.

Deposit growth has continued for the first six months of 1998, increasing $7.1 million to $220.9 million at June 30, 1998, compared to $213.8 million at December 31, 1997. The growth in 1998 has been predominantly in non-interest bearing demand deposits. The ratio of interest-bearing deposits to total deposits decreased from 85.2% at December 31, 1997, to 82.1% at June 30, 1998.

The Company is a member of the Federal Home Loan Bank of Seattle. This membership allows the Company access to low cost, long-term funding otherwise unavailable. Since December 31, 1997, the Company has not utilized this funding, and repaid a $2.0 million advance in the first quarter of 1998, leaving the balance at $14 million as of June 30, 1998.


LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base.
A further source of liquidity is the Company's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $11.0 million for the purchase of funds on an overnight basis. As discussed above, the Company is also a member of the Federal Home loan Bank which provides a secured line of credit in the amount of $55.4 million, and other funding opportunities for liquidity and asset/liability matching. Over the past four years these lines have been used periodically. As of June 30, 1998 no funds were borrowed under the Company's unsecured lines of credit and $14 million was borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investable cash is invested on a short term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.


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

At June 30, 1998, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 17.42%, Tier 1 Capital Ratio of 16.63% and Leverage Capital Ratio of 10.65%. This was compared to 17.40%, 16.56% and 10.11% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1997. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

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


DATED:    July 30, 1998.

                              SECURITY BANK HOLDING COMPANY


                              By:  /s/ Charles D. Brummel
                                 --------------------------------
                                Charles D. Brummel
                                President and Chief Executive Officer