Form 10QSB
period 1998-03-31
SECURITY BANK HOLDING CO
filed 1998-11-03
CIK 879116

==============================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the quarterly period ended September 30, 1998 or

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]

     For the transition period from                     to


     Commission file number    0-27590

SECURITY BANK HOLDING COMPANY
(Exact name of small business issuer as specified in its charter)

          Oregon                             93-0800253.
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)           Identification No.)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                           Outstanding at October 21, 1998
     Common Stock, $5.00 par value                 4,451,056


Transitional Small Business Disclosure Format (check one):  YES          NO    X

========================================================================

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                         (Unaudited)
ASSETS                                                                                  Sept. 30, 1998      Dec. 31, 1997
------                                                                                  --------------      -------------

Cash and cash equivalents:
  Cash and due from banks                                                                   $11,487              $10,087
  Federal funds sold                                                                         24,526               19,165
                                                                                            -------              -------
     Total cash and cash equivalents                                                         36,013               29,252

Investment securities available for sale                                                     82,857               86,130
Loans, net                                                                                  137,473              136,035
Mortgage loans held for sale, at cost which approximates market                               2,545                2,208
Net investment in direct financing leases                                                     2,991                3,056
Premises and equipment, net                                                                   8,863                7,111
Federal Home Loan Bank stock, at cost                                                         1,969                1,840
Federal Reserve Bank stock, at cost                                                             483                   --
Other assets                                                                                  7,192                4,600
                                                                                              -----                -----
     Total assets                                                                          $280,386             $270,232
                                                                                           --------             --------

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Liabilities:
 Deposits:
   Demand                                                                                   $45,469              $31,550
   NOW accounts                                                                              32,528               36,597
   Money market accounts                                                                     37,816               37,074
   Savings accounts                                                                          21,221               20,079
   Time deposit                                                                              87,418               88,541
                                                                                             ------               ------
     Total deposits                                                                         224,452              213,841

Securities sold under agreements to repurchase                                                8,881                7,945
Short term borrowings                                                                           207                  583
Federal Home Loan Bank borrowings                                                            13,000               16,000
Other liabilities                                                                             3,239                2,532
                                                                                              -----                -----
     Total liabilities                                                                      249,779              240,901
                                                                                            -------              -------

Minority interest in subsidiary                                                                 949                  908
Shareholders' equity:
  Nonvoting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued                                                    --                   --
  Voting preferred stock, $5 par value.
     Authorized 5,000,000 shares; none issued                                                    --                   --
  Common stock, $5 par value.
     Authorized 10,000,000 shares - issued and outstanding
     4,451,056 shares in 1998 (4,442,097 shares in 1997)                                     22,255               22,210
Surplus                                                                                       1,998                1,596
Retained earnings                                                                             5,989                5,629
Unearned ESOP shares at cost                                                                (1,267)              (1,469)
Accumulated other comprehensive income                                                          683                  457
                                                                                                ---                  ---
     Total shareholders' equity                                                              29,658               28,423
                                                                                             ------               ------
Total liabilities, minority interest and shareholders' equity                              $280,386             $270,232
                                                                                           ========             ========

           See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Three Months Ended        Nine Months Ended
                                                                                         Sept. 30,                Sept. 30,
                                                                                         ---------                ---------
                                                                                    1998         1997        1998        1997
                                                                                    ----         ----        ----        ----
Interest income:
  Interest on loans                                                               $3,369       $3,338      $10,007      $9,525
  Interest and dividends on securities:
     Taxable                                                                       1,003        1,258        3,097       3,918
     Exempt from Federal income tax                                                  223          278          610         789
     Interest on time deposits-domestic financial institutions                        --           --           --           5
     Dividend income on Federal Home Loan Bank stock                                  36           64          112         160
     Dividend income on Federal Reserve Bank stock                                     7           --            7          --
     Interest on Federal funds sold                                                  359          197          928         261
  Income on direct financing leases                                                   78           75          218         219
                                                                                      --           --          ---         ---
       Total interest income                                                       5,075        5,210       14,979      14,877
                                                                                   -----        -----       ------      ------
Interest expense:
  Deposits
     NOW                                                                             126           87          361         249
     Money market                                                                    343          322          967         920
     Savings                                                                         136          134          379         384
     Time                                                                          1,179        1,134        3,521       3,300
  Securities sold under agreements to repurchase                                      94           76          255         204
  Short term borrowings                                                                6            5           17          17
  Federal Home Loan Bank borrowings                                                  206          434          645       1,113
                                                                                     ---          ---          ---       -----
       Total interest expense                                                      2,090        2,192        6,145       6,187
                                                                                   -----        -----        -----       -----

     Net interest income                                                           2,985        3,018        8,834       8,690
Provision for loan losses                                                             68           31          192         212
                                                                                      --           --          ---         ---
     Net interest income after provision for loan losses                           2,917        2,987        8,642       8,478
                                                                                   -----        -----        -----       -----

Other income:
  Service charges on deposit accounts                                                322          273          893         844
  Gain(loss) on sale/call of investments available for sale, net                       4          186            9         188
  Loan servicing fees                                                                 65           60          188         187
  Sold real estate loan fees                                                         644          385        1,881         972
  Other                                                                              237          365          629         746
                                                                                     ---          ---          ---         ---
     Total other income                                                            1,272        1,269        3,600       2,937
                                                                                   -----        -----        -----       -----

Other expense:
  Salaries and employee benefits                                                   1,677        1,456        5,113       4,397
  Occupancy of bank premises                                                         201          172          596         497
  Furniture and equipment                                                            257          214          716         645
  Professional fees                                                                  162          336          559         632
  FDIC assessment                                                                      6            6           19          17
  Supplies                                                                           103           73          272         261
  ESOP compensation                                                                   68           70          403         210
  Other                                                                              487          740        1,516       1,613
                                                                                     ---          ---        -----       -----
     Total other expense                                                           2,961        3,067        9,194       8,272
                                                                                   -----        -----        -----       -----
       Income before provision for income taxes                                    1,228        1,189        3,048       3,143
Provision for income taxes                                                           373          362        1,022       1,004
       Net income before minority interest                                           855          827        2,026       2,139
Net (income) loss attributable to minority interest                                 (20)           --         (41)          17
                                                                                    ----          ---         ----          --
  Net income                                                                        $835         $827       $1,985      $2,156
                                                                                    ====         ====       ======      ======
       Net income per share - basic                                                 $.21         $.21         $.49        $.54
                                                                                    ====         ====         ====        ====
       Net income per share - diluted                                               $.21         $.21         $.49        $.54
                                                                                    ====         ====         ====        ====

         See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED - DOLLARS IN THOUSANDS)

                                                                          Three Months Ended            Nine Months Ended
                                                                               Sept. 30,                     Sept. 30,
                                                                               ---------                    ---------
                                                                           1998        1997              1998       1997
                                                                           ----        ----              ----       ----


Net Income                                                                 $835       $827            $1,985      $2,156

Other comprehensive income, net of income tax:

     Unrealized (loss) gain on investment securities                        257        152               226         268
                                                                            ---        ---               ---         ---

Comprehensive income                                                     $1,092       $979            $2,211      $2,424
                                                                         ======       ====            ======      ======

See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED - DOLLARS IN THOUSANDS)

                                                                                                    Nine months ended Sept. 30,
                                                                                                         1998          1997
                                                                                                          ----          ----
Cash flows provided by operating activities:
Net income                                                                                              $1,985       $2,156
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                            611          475
  Provision for loan losses                                                                                192          211
  Origination of mortgage loans held for sale                                                         (83,262)     (38,249)
  Proceeds from mortgage loans sold                                                                     82,925       38,704
  Net gain on sale of fixed assets                                                                          --        (177)
  Net gain on call of investment securities available for sale                                             (4)          (3)
  Net gain on sale of investment securities available for sale                                             (4)        (185)
  Federal Home Loan Bank stock dividend                                                                  (108)        (160)
  ESOP related compensation expense                                                                        577          296
  Increase in other assets                                                                             (2,592)          925
  Increase in other liabilities                                                                            583          232
                                                                                                           ---          ---
          Net cash provided by operating activities                                                        903        4,225
                                                                                                           ---        -----

Cash flows from investing activities:
  Net decrease in time deposits-domestic financial institutions                                             --          270
  Purchase of investment securities available for sale                                                (28,013)     (28,029)
  Proceeds from sale of investment securities available for sale                                         5,015       22,506
  Proceeds from maturities and call of investment securities available for sale                         26,546       17,222
  Net loan payments (originations)                                                                       (936)     (10,130)
  Purchase of participations                                                                             (694)      (3,899)
  Additions to premises and equipment                                                                  (2,280)      (1,741)
  Purchase of Federal Home Loan Bank stock                                                                (21)      (3,192)
  Purchase of Federal Reserve Bank stock                                                                 (483)           --
  Redemption of Federal Home Loan Bank stock                                                                --        2,769
  Proceeds from sale of premises and equipment                                                              --          189
  Originations of direct financing leases                                                                (599)      (1,240)
  Gross payments on direct financing leases                                                                664        1,001
  Minority interest in subsidiary                                                                           41         (17)
                                                                                                            --         ----
     Net cash used in investing activities                                                               (760)      (4,291)
                                                                                                         -----      -------

Cash flows from financing activities:
  Net increase in deposits                                                                              10,611       17,323
  Increase in securities sold with agreements to repurchase                                                936        2,540
  (Decrease) increase of Federal Home Loan Bank borrowings                                             (3,000)        8,411
  Proceeds from issuance of common stock                                                                    72           64
  Payment of dividends                                                                                 (1,625)        (825)
  Other                                                                                                  (376)           35
                                                                                                         -----           --
     Net cash provided by financing activities                                                           6,618       27,548
                                                                                                         -----       ------
     Net increase in cash and cash equivalents                                                           6,761       27,482
Cash and cash equivalents at beginning of period                                                        29,252       12,609
                                                                                                        ------       ------
Cash and cash equivalents at end of period                                                             $36,013      $40,091
                                                                                                       -------      -------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
       Interest                                                                                         $6,123       $6,068
       Income taxes                                                                                       $934       $1,089
Supplemental disclosures of investing activities:
   Unrealized gain on investment
       Securities available for sale, net of tax                                                          $226         $268

  See accompanying notes to consolidated financial statements

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   BASIS OF FINANCIAL STATEMENT PREPARATION
The accompanying consolidated financial statements include the accounts of Security Bank Holding Company, its wholly-owned subsidiaries Security Bank, Pacific State Bank and Family Security Bank, as well as its majority-owned subsidiary Lincoln Security Bank. All entities are collectively referred to herein as the Company. All intercompany transactions and balances have been eliminated in consolidation.

The interim financial statements have been prepared by the Company without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 included as part of the Company's 1997 annual report to shareholders. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

2.   USE OF ESTIMATES
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

3.   EARNINGS PER SHARE
Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. For the quarter and nine months ended September 30, 1998 and 1997, the weighted average number of common shares outstanding did not include 384,784 and 455,824 shares respectively, held by the Company's ESOP as these shares have not been allocated to participant accounts, nor have they been committed to be released. As of September 30, 1998, 5,000 stock options issued are at a strike price in excess of the current market prices. The following table presents information relating to the weighted average number of common shares outstanding for all periods presented for both basic and diluted net income per share calculations:

                                                                   Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                                   ----------------------------       ---------------------------
                                                                        1998            1997                 1998          1997
                                                                        ----            ----                 ----          ----

Weighted average shares - basic                                      4,066,270       3,976,804           4,063,304     3,976,804

Potential dilution of stock options                                     29,197          42,448              31,726        42,448
                                                                        ------          ------              ------        ------
Weighted average shares - diluted                                    4,095,467       4,019,252           4,095,030     4,019,252
                                                                     =========       =========           =========     =========

4.   NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company must also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The implementation of this statement is not anticipated to have a material effect on the Company's financial position or net income.

5.   RECLASSIFICATIONS
Certain amounts previously recorded on the December 31, 1997 and September 30, 1997 consolidated financial statements have been reclassified to conform to the classifications on the September 30, 1998 consolidated financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the Company's consolidated financial condition and results of operations should be read in conjunction with the selected consolidated financial and other data, the consolidated financial statements, and related notes to the consolidated financial statements. In addition to historical information, this quarterly report contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect Management's analysis only as of the date of the statement. The Company undertakes no obligation to publicly revise or update these forward looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents the Company files from time to time with the Securities and Exchange Commission.


RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME.   Net income increased 1% to $835,000 for the three months ended
September 30, 1998 from $827,000 for the same period in 1997. The increase in net income is mostly attributable to a decrease in other expense.

NET INTEREST INCOME.   Net interest income is the difference between interest
income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and interest bearing liabilities. The Company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since the Company tends to be asset sensitive, as interest earning assets mature or reprice more quickly than interest bearing liabilities in a given period, a significant decrease in the market rates of interest could adversely affect net interest income. In contracts, an increasing interest rate environment could favorably impact net interest income. Competition, the economy, and the status of the interest rate environment also impact the Company's net interest income in any period.

Net interest income before the provision for loan loss decreased $33,000 or 1% for the three months ended September 30, 1998 over the same period in 1997. Of the net decrease of $33,000, an increase in volume accounted for an increase in net interest income of $182,000, while a decrease in spread accounted for a decrease in net interest income of $215,000. Average interest earning assets increased $0.8 million, while average interest bearing liabilities increased $1.9 million. The increase in average interest earning assets and interest bearing liabilities resulted from an increase in deposits, offset by a decrease in borrowings from the Federal Home Loan Bank of $15.8 million.

The average net interest spread decreased from 4.86% to 4.76%, mainly due to decreased average earning asset yields which declined 28 basis points from 8.44% to 8.16%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period decreasing asset yields. In addition, certain fixed rate loans and investments have refinanced at the lower rates over the period. Average rates paid decreased 19 basis points to 3.39% in the third quarter of 1998 from 3.58% for the same period in 1997, primarily from a reduction in borrowings with the Federal Home Loan Bank. The Company's net interest margin for the third quarter of 1998 was 4.83%, a decrease of 10 basis points from 4.93% for the same period in 1997. The Company expects to see further declines in its net interest margin due to continued anticipated refinance activity caused by the low interest rate environment and continued competition in the markets it serves. The following table presents information regarding annualized yields on interest-earning assets and interest bearing liabilities, as well as the net interest spread and net interest margin for the period. Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.

                           Three months ended Sept. 30,
                           ----------------------------
                                  1998          1997
                                  ----          ----

  Average yields earned          8.16%        8.44%
  Average rates paid             3.39%        3.58%
     Net interest spread         4.76%        4.86%
     Net interest margin         4.83%        4.93%


PROVISION FOR LOAN LOSSES. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current economic forecasts, statistical analysis of the loan portfolio, as well as detailed review of individual loans and current loan performance. The loan loss provision during the three month period ended September 30, 1998, was $68,000 and $31,000 for the same period in 1997. Net charge-offs during the three month periods were $29,000 and $18,000 for 1998 and 1997, respectively.

The reserve for loan losses was $1,428,000 at September 30 1998, as compared to $1,415,000 at September 30 1997. The Company's ratio of reserve for loan losses to total loans was .99% at September 30, 1998, compared to 1.03% at September 30, 1997. Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $605,000 and $937,000 at September 30, 1998 and 1997, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

Management has in place a comprehensive loan approval process and an asset quality monitoring system. Management continues its efforts to collect accounts previously charged off and to originate loans of high quality. Management believes the reserve for loan loss at September 30, 1998 was adequate to absorb potential loss exposure in the portfolio. Further additions to the reserve for loan loss could become necessary, depending upon the performance of the Company's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio and results of examinations by regulators and auditors.

OTHER INCOME.   Other income remained stable at $1,272,000 for the three months ended September 30, 1998 as compared to $1,269,000 for the same period in 1997. Service charges on deposit accounts increased $50,000, or 18%, as overall deposit levels have increased. Gain on sale of investment securities has decreased from the same period in 1997, resulting from non-recurring gains the Company had on restructuring the investment portfolio in the third quarter of 1997. Sold real estate loan fees have increased $258,000, or 67% from the same period in 1997, resulting from increased refinancing activity with the overall lower interest rate environment and expansion of the Company's mortgage operations. Other income has decreased $128,000, or 35% from the same period in 1997, resulting from a non-recurring gain on sale of building in 1997 of $180,000.


OTHER EXPENSE.   Other expense (including ESOP Compensation expense as
discussed below) decreased 3.5% to $2,961,000 for the three months ended September 30, 1998 compared to $3,067,000 for the same period in 1997. Salaries and employee benefits, the largest non-interest expense, increased $221,000 or 15.2%. Approximately $86,000 of the increase in salaries is related to increased mortgage operations, which resulted in $256,000 increased sold loan fee income. The remainder of the increase results primarily from expansion activities.

Professional fees decreased 52% to $162,000 for the third quarter of 1998, as compared to $336,000 for the third quarter of 1997, resulting from the non-recurring merger costs incurred in 1997 related to the Pacific State Bank acquisition.

Given the increase in refinance activity as discussed previously, the Company experienced a $40,000 increase in early payoffs on mortgage servicing rights, which is reflected as a component of other expense.


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

Because of the growing impact on the Company's earnings, in 1997, the Company requested a Private Letter Ruling (PLR) from the Internal Revenue Service (IRS) to extend the repayment of the debt, thereby reducing the number of shares being released each year. This would return the retirement benefit to the originally planned levels. In the third quarter of 1997, the Company had accrued ESOP compensation expense assuming the PLR would be received, at $70,000.

In December 1997, the Company received a preliminary response from the IRS indicating that it would not be ruling in favor of the PLR request. After further discussion with the IRS in January 1998, the IRS removed the preliminary decline status pending development of guidelines concerning debt extension requests. As of September 30, 1998 the IRS has not issued these guidelines. As such, the Company has accrued ESOP compensation expense for the third quarter of 1998 in accordance with the existing ESOP debt structure.

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

 Option 3. Shorten the ESOP tax year, permitting the Company to accelerate the debt and release all remaining unallocated shares during 1998.

The following table presents the release of the remaining unallocated shares under the three possible options under consideration by the Company:

             Year                   Option 1     Option 2    Option 3
             ----                   --------     --------    --------
             1998 .................  71,910       47,520     384,784
             1999 .................  74,675       41,839         ---
             2000 .................  53,823       40,766         ---
             2001 .................  57,334       40,359         ---
             2002 .................  61,489       39,117         ---
             2003 .................  65,553       37,821         ---
             2004 .................     ---       35,024         ---
             2005 .................     ---       35,891         ---
             2006 .................     ---       35,090         ---
             2007 .................     ---       31,357         ---
                                      -----       ------       -----

            Total ................. 384,784      384,784     384,784
                                    =======      =======     =======

If the PLR is approved by the IRS, the Company would likely revise the debt repayment schedule as described in Option 2. The Company may consider Option 3 to lower the burden of compensation expense for future years. Option 3 may be considered regardless of the outcome of the PLR request and regardless of any subsequent debt extension. If Option 3 were selected, a non-recurring non-cash charge would be incurred in 1998, which would substantially lower earnings and may result in a loss for the year. Because the expense is based on the average market value of the Company's common stock for the year, it is not possible to accurately determine the final amount of charge if Option 3 were followed. However, no final response has been received regarding the PLR and the Company has made no determination other than to currently accrue compensation expense in accordance with Option 1, resulting in an expense for the quarter of $68,000.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET INCOME.   Net income decreased to $1,985,000 for the nine months ended
September 30, 1998 from $2,156,000 for the same period of 1997, a 7.9% decrease. The decrease in net income is mostly attributable to an increase in other expense incurred in conjunction with the Company's expansion strategy.


NET INTEREST INCOME.     Net interest income before the provision for loan loss
increased $144,000 or 1.7% for the nine months ended September 30, 1998 over the same period in 1997. Of the net increase of $144,000, an increase in volume accounted for an increase in net interest income of $657,000, while a decrease in spread accounted for a decrease in net interest income of $513,000. Average interest earning assets increased $7.2 million, while average costing liabilities increased $7.7 million. The increase in average interest earning assets and interest bearing liabilities resulted from increased deposits offset by a decrease in borrowings from the Federal Home Loan Bank of $11.4 million.

The average net interest spread decreased from 4.92% to 4.80%, mainly due to decreased average earning asset yields which declined 24 basis points from 8.48% to 8.24%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period decreasing asset yields. In addition, certain fixed rate loans and investments have refinanced at the lower rates over the period. Average rates paid decreased 12 basis points to 3.44% from 3.56% for the same period in 1997, primarily from a reduction in borrowings with the Federal Home Loan Bank. The Company's net interest margin was 4.89%, a decrease of 10 basis points from 4.99% for the same period in 1997. The Company expects to see further declines in its net interest margin due to continued anticipated refinance activity caused by the low interest rate environment and continued competition in the markets it serves. The following table presents information regarding annualized yields on interest-earning assets and interest bearing liabilities, as well as the net interest spread and net interest margin for the period. Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.

                     Nine months ended Sept. 30,
                      --------------------------
                            1998    1997
                            ----    ----

  Average yields earned    8.24%    8.48%
  Average rates paid       3.44%    3.56%
     Net interest spread   4.80%    4.92%
     Net interest margin   4.89%    4.99%


PROVISION FOR LOAN LOSSES.   The loan loss provision during the nine month
period ended September 30, 1998, was $192,000 and $212,000 for the same period in 1997. Net charge-offs during the nine month periods were $193,000 and $132,000 for 1998 and 1997, respectively.


OTHER INCOME.   Other income increased 22.6% to $3,600,000 for the nine months ended September 30 1998 as compared to $2,937,000 for the same period in 1997. Service charges on deposit accounts increased $49,000, or 6%, as overall deposit levels have increased. Gain on sale of investment securities has decreased from the same period in 1997, resulting from non-recurring gains the Company had on restructuring the investment portfolio in the third quarter of 1997. Sold real estate loan fees have increased $909,000, or 94% from the same period in 1997, resulting from increased refinancing activity with the overall lower interest rate environment and expansion of the Company's mortgage operations. Other income has decreased $117,000, or 16% from the same period in 1997, resulting from a non-recurring gain on sale of building in 1997 of $180,000.

OTHER EXPENSE.   Other expense (including ESOP Compensation expense as
discussed below) increased 11.1% to $9,194,000 for the nine months ended September 30, 1998 compared to $8,272,000 for the same period in 1997.
Salaries and employee benefits, the largest non-interest expense, increased $716,000 or 16%. Approximately $373,000 of the increase in salaries is related to increased mortgage operations, which resulted in $909,000 increased sold loan fee income. The remainder of the increase results primarily from expansion activities.

Professional fees decreased 12% to $559,000 for 1998, as compared to $632,000 for 1997, resulting from the non-recurring merger costs incurred in 1997 related to the Pacific State Bank acquisition.

Given the increase in refinance activity as discussed above, the Company experienced a $131,000 increase in early payoffs on mortgage servicing rights, which is reflected as a component of other expense.


ESOP COMPENSATION EXPENSE.    In the first nine months of 1997, the Company had
accrued ESOP compensation expense at $210,000 assuming the PLR (discussed previously) would be received. The Company has accrued ESOP compensation expense for the nine months ended September 30, 1998 in accordance with the existing ESOP debt structure, resulting in expense of $403,000.


FINANCIAL CONDITION
Total assets have increased $10.2 million to $280.4 million at September 30, 1998, from $270.2 million at December 31, 1997, resulting from an increase in deposits of $10.6 million, offset by a decrease in borrowings with the Federal Home Loan Bank of $3.0 million. Net loans and leases increased $1.7 million to $143.0 million at September 30, 1998, from $141.3 million at December 31,1997.

The low interest rate environment has resulted in increased calls on callable agency investment securities, and has accelerated repayments on mortgage backed investment securities. Due to the flat yield curve, the Company has taken a defensive posture and retained the majority of these funds in Federal funds sold, resulting in the increase of $5.4 million from December 31, 1997. At the time a more typical positive slope to the yield curve occurs, the Company will increase the maturities. Until that time, the Company does not believe extending maturities is adequately rewarding.

The increase in premises and equipment during the first nine months of 1998 results from expansion activities underway by the Company. An increase of $375,000 represents a land purchase for the planned de novo expansion of a McKenzie State Bank in Springfield, Oregon. The remaining additions represent costs incurred for the construction of two new branches of Security Bank in Coos County.

Deposit growth has continued for the first nine months of 1998, increasing $10.7 million to $224.5 million at September 30, 1998, compared to $213.8 million at December 31, 1997. The growth in 1998 has been predominantly in non-interest bearing demand deposits. The ratio of interest-bearing deposits to total deposits decreased from 85.2% at December 31, 1997, to 79.7% at September 30, 1998.

The Company is a member of the Federal Home Loan Bank of Seattle. This membership allows the Company access to low cost, long-term funding otherwise unavailable. Since December 31, 1997, the Company has not utilized this funding, and repaid a $2.0 million and $1.0 million advance in the first and third quarter of 1998, respectively, leaving the balance at $13 million as of September 30, 1998.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of Available for Sale securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle, and the use of Federal Funds markets. The Company maintains three unsecured lines of credit totaling $11.0 million for the purchase of funds on an overnight basis. As discussed above, the Company is also a member of the Federal Home loan Bank which provides a secured line of credit in the amount of $50.7 million, and other funding opportunities for liquidity and asset/liability matching. Over the past four years these lines have been used periodically. As of September 30, 1998 no funds were borrowed under the Company's unsecured lines of credit and $13 million was borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investable cash is invested on a short term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.


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

At September 30, 1998, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 17.27%, Tier 1 Capital Ratio of 16.47% and Leverage Capital Ratio of 10.80%. This was compared to 17.40%, 16.56% and 10.11% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1997. The Company currently exceeds the regulatory capital minimum requirements. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.


YEAR 2000 ISSUES

INTRODUCTION. The Year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many software programs are not able to recognize the year 2000, since most programs and systems were designed to store calendar years in the 1900's by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year "1900", rather than as the year "2000". If these automated systems are not appropriately re-coded, updated or replaced before the year 2000, they will likely confuse data, crash or fail in some manner. In addition, many software programs and automated systems will fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults.

The year 2000 challenge is especially problematic for financial institutions, since many transactions such as interest accruals and payments are date sensitive. It also may affect the operations of third parties with whom the Company does business, including the Company's vendors, suppliers, utility companies and customers.

THE COMPANY'S STATE OF READINESS. The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated
resources to do so.   Management has completed an assessment of its automated
systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Company's year 2000 compliance plan ("Y2K Plan") has five phases. These phases are (1) project management,
(2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed phases one through four, although appropriate follow-up activities are continuing to occur, and the Company is currently involved in the renovation and implementation phase of the Y2K Plan.

     Project Management. The Company has assigned primary responsibility for year 2000 project management to its Vice President-Data Processing. The Company has also formed a year 2000 compliance committee, consisting of appropriate representatives from its critical operational areas including each of the affiliate banks, to assist the Vice President-Data Processing in implementing the Y2K Plan. In addition, the Company provides monthly reports to its board of directors and to the boards of directors of each of its subsidiaries, in order to assist them in overseeing the Company's year 2000 readiness.

     Awareness. The Company has completed several projects designed to promote awareness of year 2000 issues throughout our organization and our customer base. These projects include communication through local seminars in each of the communities the Company serves, mailing information brochures to deposit and loan customers, providing training for lending officers and other staff, and responding to vendor, customer, and shareholder inquiries.

     Assessment. Assessment is the process of identifying all mission-critical applications that could potentially be negatively affected by dates in the year 2000 and beyond. The Company's assessment phase is substantially complete. Systems examined during this phase included telecommunications systems, account-processing applications, and other software and hardware used in connection with customer accounts. The Company's operations, like those of many other companies, are intertwined with the operations of certain of its business partners. Accordingly, the Company's operations could be materially affected if the operations of those companies who provide the Company with mission critical applications, systems, and services are materially affected. For example, the Company depends upon vendors who provide equipment, technology, and software to it in connection with its business operations. Failure of these software vendors to achieve year 2000 readiness could substantially affect the operations of the Company. In addition, lawsuits and other financial challenges materially affecting the financial viability of these vendors could materially affect the Company. In response to this concern, the Company has identified and contacted those vendors who provide our mission-critical applications. The Company has assessed their year 2000 compliance efforts and will continue to monitor their progress as the year 2000 approaches.

     Testing. Updating and testing of the Company's mission-critical automated systems has been completed. All mission-critical systems were successfully tested to verify that dates in the year 2000 are being appropriately recognized and processed. Testing of renovations and new systems will continue throughout 1998 and 1999.

     Renovation and Implementation. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Company will test them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout 1998 and 1999. Although this phase will be substantially complete before the end of 1999, additional follow-up activities may take place in the year 2000 and beyond.

ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The total financial effect of these year 2000 challenges on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. The Company will upgrade or replace certain automated systems before the year 2000; however some of these systems would have been replaced before the year 2000 without regard to year 2000 compliance issues, due to technology updates and Company expansion.

Management does not believe that expenses related to meeting the Company's year 2000 challenges will have a material effect on the operations or financial performance of the Company. However, factors beyond the control of management, such as the effects on vendors of our mission-critical software and systems, the effects of year 2000 issues on the economy, and the development of the risks identified below under "The Risks of the Company's Year 2000 Issues," among other things, could have a material effect on the operations or financial performance of the Company.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many companies with stock traded on a national stock exchange. Although it is impossible to identify every possible risk that the Company may face moving into the new millennium, Management has to date identified the following potential risks:

1.Commercial banks, such as the Company, may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the year 2000, and interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the Company to change its sources of funding and could materially impact future earnings. The Company has incorporated a contingency plan for addressing this situation, should it occur, into its asset and liability management policies. This plan includes maintaining the ability to borrow funds in an amount at least equal to 50% of the Company's allowed borrowing from the Federal Home Loan Bank of Seattle. Significant demand for funds by other banks could reduce the amount of funds available for the Company to borrow. If insufficient funds are available from a Federal Home Loan Bank or other correspondents, the Company may also sell investment securities or other liquid assets to meet liquidity needs. Despite these efforts, a significant deposit contraction could materially impact the Company's earnings or future operations, particularly if funds availability at the Federal Home Loan Bank is impaired.

2.The Company lends significant amounts to businesses in its' market area. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. During the assessment phase of the Company's Y2K Plan, significant borrowers were identified. Management is currently monitoring the year 2000 compliance efforts of these credit customers.

3.The Company's operations, like those of many other companies, can be affected by the year 2000 triggered failures of other companies upon whom the Company depends for the functioning of its automated systems. Accordingly, the Company's operations could be materially affected, if the operations of those companies who provide the Company with mission critical applications, systems, and services are materially affected. As described previously, the Company has identified its mission-critical vendors and is monitoring their year 2000 compliance progress. For more information, see "The Company's Year 2000 Readiness".

4.All companies with stock traded on a national stock exchange, including the Company, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the new millennium. At this time, it is impossible to predict whether or not this will in fact be the case with respect to the stock of the Company or any other company.

5.The Company's ability to operate effectively in the year 2000 could be affected by communications abilities and access to utilities, such as electricity, water, telephone, and others, to the extent access is interrupted due to the effects of year 2000 issues on these and other utilities.


THE COMPANY'S CONTINGENCY PLANS.    The Company has developed contingency plans
related to year 2000 issues. These plans range from obtaining mission-critical system back-up capabilities to funds management contingencies.

FORWARD LOOKING STATEMENTS. The discussion above, entitled "Year 2000 Issues," includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or effects of issues related to the year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that protection procedures, contingency plans, and remediation efforts will not operate as intended, and the Company's failure to timely or completely identify all software or hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of year 2000 issues on the banking industry and on the Company's customers, vendors, and others with whom it does business. Readers are cautioned not to place undue reliance on these forward looking statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW. Interest rate, credit, and operations risks are the most significant risks impacting the Company's performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities. The Company relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan loss to mitigate credit risk.

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

CALCULATION OF INTEREST RATE RISK. A change in earnings as a result of changes in interest rates is caused by two factors. First, the rate on each asset and liability changes by a different amount and at a different time. Second, there are different volumes of assets and liabilities maturing and repricing (the traditional gap). The combination causes a change in the Company's net interest margin.

EXPOSURE CALCULATION OF INTEREST RATE RISK: The Company will use change in earnings exposure as its primary measure of interest rate risk. It is the policy of the Company to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a reasonable range around an "earnings neutral" or " balanced" position. This is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes.

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

                           Change in ROE
                              Leverage
                              --------

     Asset sensitive.. ............4.0%

     Liability sensitive...........2.0%

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


DATED:    November 3, 1998.

                              SECURITY BANK HOLDING COMPANY


                              By:  /s/ Charles D. Brummel
                                Charles D. Brummel
                                President and Chief Executive Officer