Form 10-K
period 1998-12-31
SECURITY BANK HOLDING CO
filed 1999-03-30
CIK 879116

================================================================================
U.S. Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [No Fee Required]

     For the transition period from ______________ to _________________

Commission file number 0-27590

SECURITY BANK HOLDING COMPANY
(Name of issuer in its charter)

     Oregon                                  93-0800253
     -------                                 ----------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

     170 S. Second St., Coos Bay, Oregon               97420
     ------------------------------------              -----
     (Address of Principal Executive Offices)          (Zip Code)

     (541) 267-5356
     ---------------
     (Issuer's telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES    X      NO
                                                                  ---         --
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for most recent fiscal year:   $19,995,000

Aggregate market value of voting Common Stock held by non-affiliates of Registrant as of March 5, 1999: $35,383,103



Number of shares of Common Stock, $5.00 par value, outstanding as of
March 5, 1999:      4,458,070

Documents incorporated by reference and parts of Form 10-K into which incorporated: NONE

================================================================================
FORM 10-K TABLE OF CONTENTS


                                                                      Page
PART I

Item 1.Description of Business                                        4-12

Item 2.Description of Property                                        12-13

Item 3.Legal Proceedings                                              13

Item 4.Submission of Matters to a Vote of Security Holders            13


PART II

Item 5.Market for Common Equity and Related Stockholder
       Matters                                                        14

Item 6.Selected Financial Data                                        15-17

Item 7.Management's Discussion and Analysis or Plan of
       Operation                                                      17-41

Item 8.Financial Statements                                           42-71

Item 9.Changes In and Disagreements with Accountants on
     Accounting and Financial Disclosure                              72


PART III

Item 10.Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the
        Exchange Act                                                  72-74

Item 11.Executive Compensation                                        75-78

Item 12.Security Ownership of Certain Beneficial Owners and
        Management                                                    79

Item 13.Certain Relationships and Related Transactions                80

Item 14.Exhibits and Reports on Form 8-K                              81



Signatures                                                            82

         DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion includes forward-looking statements within the meaning of the `safe-harbor' provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of Security Bank Holding Company's (the Company) management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its market share, net interest margins, or implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking industry and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General
--------
Security Bank Holding Company ("SBHC"  or "the Company"), incorporated in
1981, is a multi-bank holding company registered under the Bank Holding Company Act of 1956. The administrative office of SBHC is located in Coos Bay, Oregon.
 SBHC was organized as a holding company for its principal banking subsidiary, Security Bank, a state chartered, FDIC insured commercial bank, through a reorganization completed in April, 1983. Until 1996, SBHC conducted its business primarily through Security Bank, but has recently embarked on a strategy to diversify through investment in banking operations outside of Security Bank's primary market area through wholly- and majority-owned subsidiaries. As part of that strategy, the Company made the following recent investments:

  . In 1996, the Company acquired a 68% controlling interest in Lincoln Security Bank, a newly organized state-chartered commercial bank located in Newport, Oregon,
  . In 1997, the Company completed the acquisition of Pacific State Bank, a wholly-owned state-chartered commercial bank located in Reedsport, Oregon,
  . In 1998, the Company completed the spin-off of the former Brookings-Harbor branch of Security Bank into Family Security Bank, a newly organized, wholly-owned state-chartered commercial bank,
  . In 1998, the Company acquired a 66% controlling interest in McKenzie State Bank, a newly organized stated-chartered commercial bank located in Springfield, Oregon,
  . In 1999, the Company is planning to acquire a majority interest in Oregon State Bank, a state-chartered commercial bank that is currently in organization.

Security Bank, Lincoln Security Bank, Pacific State Bank, Family Security Bank, McKenzie State Bank and Oregon State Bank are collectively referred to herein as the "Banks".

SBHC has enjoyed growth and performance from its primary markets of Coos, Curry and Douglas Counties. The population of, and employment in these counties, is now growing, rebounding from significant declines during the late 1970's and early 1980's when forest products production dropped precipitously. SBHC believes that its success is attributable to its emphasis on personalized customer service, its mix of innovative products tailored to the needs of its local customers, and its identity of local community banks. To enhance this success, SBHC has pursued strategic opportunities in markets beyond those which it has historically served. For example, to diversify credit risks and generate more loan demand, SBHC has opened mortgage banking offices in Bend and Tigard, Oregon. The recent investments along the I-5 corridor in Oregon are expected to further diversify the resources of the Company, and provide for further growth in larger, more economically diverse communities.

SBHC competes directly with much larger commercial banks, each of which is a subsidiary of a multi-state financial services company, operating in a number of other markets, with more resources than SBHC. In order to compete effectively, SBHC's subsidiary banks attempt to provide more personal customer service than their competitors, and distinguish themselves as the local community bank of choice in their respective markets. This marketing strategy has SBHC to enjoy strong net interest margins. Through its subsidiary community banks, SBHC is able to offer loan and deposit products specifically designed for the markets served by each subsidiary. For example, Security Bank and Pacific State Bank offers products intended to meet the needs of the increasing number of retirees which constitute a high percentage of the new residents in Coos and Douglas Counties. As a result of its business strategy, Security Bank has been the fastest growing bank in its market since 1990, as measured by the rate of increase in total deposits. Pacific State Bank dominates its market with a 65% share.

Security Bank
-------------
Security Bank operated as a single office in Myrtle Point, Oregon, from its founding in 1919 until 1971, when the Coquille branch was opened. The bank's Bandon Branch was opened in 1974. In 1977, Security Bank's fourth branch was opened in the Bunker Hill area of Coos Bay, and in 1983, the bank merged with Citizens Bank of North Bend, acquiring its fifth branch in North Bend. In 1985, the sixth branch was opened as result of the purchase of the office and assumption of the deposits of a failed institution in the Brookings-Harbor community in Curry County. Also in 1985, Security Bank moved its headquarters to downtown Coos Bay and opened its Coos Bay Mall branch. In 1998, the Company completed the spin-off of the Brookings-Harbor branch of Security Bank to a separate, wholly-owned state chartered bank named Family Security Bank. In an effort to continually provide new services, Security Bank established a Trust department in 1998.

Security Bank operates in a competitive market which has undergone significant economic and demographic changes in the past two decades. During the period of 1979 to 1987, Coos and Curry Counties suffered the loss of large numbers of jobs in the forest products industry. The employment losses led to a 10% population decline in Coos County from 1980 to 1987. The loss of manufacturing workers and their families, together with an influx of retirees as a result of the attractiveness of the southern Oregon coast as a retirement location, has led to a rebound of the population generally and a significant increase in the portion of the population age 65 and older. The population over age 65 increased by one-third from 1980 to 1998 to 17% of Coos County's total population, and increased by almost two-thirds to 25% of Curry County's total population. Curry County has the highest percentage of residents over age 65 of any Oregon county.
 At the same time the economy has shifted to a more diverse base of activity, including a greater role for small businesses.

The most direct competition faced by Security Bank comes from four large commercial banks. With the recent acquisition of Western Bank by Washington Mutual Bank, Security Bank has no community bank competitors, but continues to compete with multi-state, multi-billion dollar asset institutions. To meet this competition, Security Bank targets its marketing efforts on individuals and small businesses who prefer personalized banking services, and has developed products and services intended to meet the banking needs of people who are age 55 or over.



Lincoln Security Bank
---------------------
Lincoln Security is a state-chartered bank organized in 1996. Lincoln Security was organized by a group of business and professional individuals in the Lincoln County area as a locally owned commercial bank serving the needs of the city of Newport, Oregon and Lincoln County, Oregon. The bank commenced operations on May 30, 1996. Lincoln Security engages in a general commercial banking business in Lincoln County and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.

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

As a result of the ownership of a majority of Lincoln Security's outstanding common stock, SBHC is able to control any corporate decisions requiring approval of Lincoln Security shareholders. At this time, Mr. Brummel, President and Chief Executive Officer of SBHC, and Kenneth Messerle, a director of SBHC, are serving on the Board of Directors of Lincoln Security, with balance of the Board of Directors being Lincoln County residents. SBHC believes that, like Security Bank, the success of the bank depends on being identified as a local bank that knows and understands the needs of the community it serves. Accordingly, SBHC believes it is important that Lincoln Security have a majority of its board members from the local community who are familiar with Lincoln County and are known by the potential customers which the bank seeks to attract. The presence of local shareholders, and the appointment of predominantly local, Lincoln County directors, are expected to help ensure that Lincoln Security will have the same community commitment and ties that distinguish Security Bank from its larger statewide competitors. Although currently SBHC has only two representatives on Lincoln Security's Board of Directors, SBHC expects to continue to influence major decisions made by the Board. Further, it is anticipated that Lincoln Security's management will continue to look to SBHC for guidance in managing the administrative affairs of the bank. Nonetheless, Lincoln Security officers oversee day-to-day operations of the bank without significant involvement of SBHC.


Pacific State Bank
------------------
Pacific State Bank is an Oregon commercial bank incorporated in November, 1962, as Pacific Security Bank. The bank adopted its current name in 1989, and conducts business from a single office in Reedsport, Oregon. Pacific State Bank engages in a general commercial banking business in Douglas County and offers commercial banking services to small and medium size businesses, professionals and retail customers in their market area.

SBHC acquired Pacific State Bank in 1997. Pacific State Bank continues to operate as a separate subsidiary bank, with a local Board of Directors.


Family Security Bank
--------------------
Family Security Bank is a state chartered commercial bank incorporated in May, 1998, through the spin-off of the former Brookings-Harbor branch of Security Bank. This spin-off was intended to permit that branch to expand its local market share by being the local community bank, rather than simply a branch of another out-of-town financial institution. Family Security Bank engages in a general commercial banking business in Curry County and offers commercial banking services to small and medium size businesses, professionals and retail customers in their market area.


McKenzie State Bank
-------------------
McKenzie State Bank is a state-chartered bank organized in 1998. Mckenzie State was organized by a group of business and professional individuals in the Lane County area as a locally owned commercial bank serving the needs of the city of Springfield, Oregon and Lane County, Oregon. The bank commenced operations on November 16, 1998. McKenzie State engages in a general commercial banking business in Lane County and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.

SBHC facilitated the organization of McKenzie State by purchasing 250,000 shares of McKenzie State's Class B common stock, and 13,560 shares of Class A common stock, representing approximately 66% of the equity of McKenzie State Bank. The remaining equity consists of shares of Class A common stock owned by local investors. The shares of Class A and Class B common stock are identical in all respects, except that the Class A and Class B common stock vote as separate classes in the election of directors with the Class B shares being entitled to vote for a number of directors constituting a mere majority of the directors, and the Class A shares being entitled to vote for the balance of the directors.
 There is no five year buy-out agreement at McKenzie State Bank as there is at Lincoln Security Bank. SBHC does not expect to receive dividends on its shares of Class A and B common stock for the foreseeable future, as any earnings of the bank are expected to be retained to fund further growth of the bank.

As a result of the ownership of a majority of McKenzie State's outstanding common stock, SBHC is able to control any corporate decisions requiring approval of McKenzie State shareholders. At this time, Mr. Brummel, President and Chief Executive Officer of SBHC, and Lou Lorenz, a director of Security Bank, are serving on the Board of Directors of McKenzie State, with the balance of the Board of Directors being Lane County residents. SBHC believes that, like all of its affiliate banks, the success of the bank depends on being identified as a local bank that knows and understands the needs of the community it serves. Accordingly, SBHC believes it is important that McKenzie State have a majority of its board members from the local community who are familiar with Lane County and are known by the potential customers which the bank seeks to attract. The presence of local shareholders, and the appointment of predominantly local Lane County directors are expected to help ensure that McKenzie State will have the same community commitment and ties that distinguish Security Bank from its larger statewide competitors. Although currently SBHC has only two representatives on McKenzie State's Board of Directors, SBHC expects to continue to influence major decisions made by the Board. Further, it is anticipated that McKenzie State's management will continue to look to SBHC for guidance in managing the administrative affairs of the bank. Nonetheless, McKenzie State officers oversee day-to-day operations of the bank without significant involvement of SBHC.


Oregon State Bank
-----------------
SBHC is currently in the process of organizing Oregon State Bank, a soon to be state chartered commercial bank located in Corvallis, Oregon. It is anticipated SBHC will own between 65% and 70% of the outstanding common stock of Oregon State, and the planned opening date is April 1, 1999. Similar to the other subsidiary banks, Oregon State will carry-out the Company's vision of community banking to customers in Linn-Benton County, Oregon. SBHC does not expect to receive dividends on its investment in Oregon State Bank for the foreseeable future, as any earnings of the bank are expected to be retained to fund further growth of the bank.


Security Mortgage:
------------------
Security Mortgage is a department of the SBHC which conducts mortgage-banking activities. Security Mortgage sells residential real estate loans into the secondary market, and in most cases retains the related servicing rights. The servicing portfolio grew to $223 million at December 31, 1998, which will provide ongoing servicing income and a source of new customers in the foreseeable future. Security Mortgage has contributed between 20% and 25% of the net earnings of the Company for the last several years.


Business Strategy
-----------------
SBHC seeks to achieve growth in its earning assets, while maintaining a strong return on equity. The strategy for accomplishing those goals is based upon:

     -    Personalized Customer Service

     -    Development of Innovative Products

     -    Diversification into new Geographic Markets

PERSONALIZED CUSTOMER SERVICE. SBHC's banking subsidiaries pride themselves on being community banks serving Western Oregon. The banks' personnel are primarily long-time residents, with many years of banking experience in their communities. In an era when larger competitors are minimizing personnel expenses through the use of part-time tellers, centralized loan centers, and electronic technology, the banks remain committed to serving customers through personal service: loan officers and other employees who know and are known by their customers. From the Boards of Directors, who are all residents and active members of their respective communities, to branch tellers, service and accessibility are emphasized. To enhance customer service, SBHC provides "platform banking," which gives employees computer access to customer records and allows them to respond to inquiries efficiently.

To promote employee commitment to customer service, SBHC maintains an Employee Stock Ownership Plan in which the majority of employees are eligible to participate. The Plan enables employees to become shareholders of SBHC and share a common interest with other shareholders. Thus, employees' efforts to improve SBHC's performance provide an economic benefit to them through potential increases in the value of their share ownership. SBHC also has established a stock option plan for senior management personnel of the Holding Company and the subsidiary banks.

INNOVATIVE PRODUCTS. SBHC seeks to increase market share through innovative products oriented to the needs of potential customers. As many of the subsidiary banks are still in the initial stages of business development, and therefore are concentrating on basic services, these innovative products are made available to all subsidiary banks through economies of scale within the larger organization. Security Bank provides, for example, specially designed deposit and insurance products for the population over age fifty-five, such as tax-deferred annuities and a certificate of deposit which features a waiver of early withdrawal penalties in the event the funds are needed for health care expenses. SBHC will provide internet banking services starting late 1999 for those who desire it, and offers a telephone banking system which allows customers to access their account information and obtain information about bank services by telephone, 24-hours a day. During banking hours, however, employees answer customer telephone calls to maintain personal contact rather than relying upon computerized answering services. The bank's also offer combination debit/ATM cards, allowing customers worldwide direct debit and bank ATM network access.

GEOGRAPHIC MARKET EXPANSION. SBHC is acting to diversify and expand its asset base by moving outside of its traditional market areas without losing the personal service and community focus which differentiate it from its competitors. For example, SBHC has opened mortgage loan offices in Bend, and Portland, Oregon in addition to the main office in Coos Bay, Oregon.

Prior to the organization of Lincoln Security, SBHC had considered expanding its market geographically through acquisitions or the opening of branch offices of Security Bank in coastal communities north of its existing market area. SBHC believed, and continues to believe, however, that retaining a community bank identity is crucial to SBHC's success, and that branching beyond the existing market would pose some risk to Security Bank's image as a local bank. SBHC believes that organizing new community banks in cooperation with local business people provides opportunities for expansion while retaining the benefits of being identified as a local community bank.

SBHC's investment in Lincoln Security, McKenzie State and Oregon State is a unique approach to partner with investors in a new market area, and reflects SBHC's commitment to geographic market expansion. Management believes that these investments, if successful, can be a model for investments in other community banks. SBHC is currently investigating other communities that might present attractive opportunities to organize new community banks.

In particular, SBHC has identified Salem, Oregon and Roseburg, Oregon as two new markets for expansion and further diversification. It is anticipated the Company will organize new, wholly-owned state-charted commercial banks in these communities within the next year.

Economic Conditions and Demographics
------------------------------------
SBHC and its subsidiary banks primarily receive deposits and make loans in Coos, Curry, Lincoln, Douglas, Lane and Linn-Benton Counties of Oregon. As community banks, they have certain competitive advantages in their local focus, but are also more closely tied to their respective local economies than competitors who serve a number of geographic markets.

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


FEDERAL AND STATE BANK REGULATION
The Banks, as state-chartered banks with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), are members of the Federal Reserve System, and are subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, through the Division of Finance and Corporate Securities ("Oregon Director"), and to the supervision and regulation of the Federal Reserve Bank. These agencies may prohibit the Banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Security Bank's current CRA rating is "Outstanding," the highest rating awarded. Lincoln Security and Pacific State Bank both have "Satisfactory" ratings. Family Security Bank and
McKenzie State Bank have not yet been rated.

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

DIVIDENDS
The principal source of the Company's cash inflow is dividends received from Security Bank and Pacific State Bank, the two largest subsidiary banks. Lincoln Security Bank, Family Security Bank and McKenzie State Bank do not currently pay dividends and are not expected to in the near future, as earnings will be retained to fund future growth. Under the Oregon Bank Act, the Banks are subject to restrictions on their payment of cash dividends to the Company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Under Federal Reserve Bank regulations, the Banks are not permitted to pay dividends in any consecutive three year period in excess of net income for the same three year period. In addition, the amount of the dividend may not be greater than its net undivided profits then on hand, after first deducting (i) all losses; (ii) all bad debts, unless the debts are well-secured,
(a) on which interest for a period of one year is past due and unpaid, and (b) upon which final judgment has been obtained, but for more than one year the judgment has been unsatisfied and interest has not been paid; (iii) all assets or depreciation charged off as required by the Oregon Director; and (iv) all accrued expenses, interest and taxes of the bank.

Lincoln Security Bank, Family Security Bank and McKenzie State Bank, as part of their organization and membership in the Federal Reserve System, are required to maintain a minimum leverage ratio for the first three years of operations of 9%, 7% and 8%, respectively.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The Banks and the Company are not currently subject to any regulatory restrictions on their dividends other than those noted above.

EMPLOYEES
As of December 31, 1998, SBHC and its subsidiaries had a total of 182 full-time equivalent employees. None of the employees of SBHC or its subsidiaries are subject to a collective bargaining agreement. SBHC and its subsidiaries consider their relationships with their employees to be good.


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

North Bend Property. The North Bend Branch of Security Bank is located at 2330 Broadway, North Bend, Oregon. The building and land are owned by the bank.

Mortgage Lending Offices. SBHC has mortgage lending offices located at 2106 N.E. 4th St., Bend, Oregon and at 6950 S.W. Hampton St., Suite 100, Tigard, Oregon. The Bend office is leased under a lease agreement which expires October 31, 1999. The Tigard office is leased under a monthly rental agreement.

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

Family Security Bank. Family Security Bank's principal office is located at 16271 Hwy 101 South, Brookings, Oregon. The building and land are leased. The lease expires in 2004. The bank also leases additional space for mortgage operations at the same address.

McKenzie State Bank. McKenzie State Bank's principal office is located at 52nd and Main Place in Springfield, Oregon, currently in temporary quarters. The land is owned by the Bank, and the temporary office building is leased under a monthly rental agreement. Construction of a permanent facility is currently underway at the same location.

Oregon State Bank. Oregon State Bank's principal office is located at 415 NW 3rd Avenue in Corvallis, Oregon, in a temporary facility. The building and land are leased by the bank. The bank has entered into a lease agreement for land and building at another location in Corvallis, Oregon, where the permanent office will be located.

Coos Bay Property. Security Bank owns the land located at 700 South Broadway Street, Coos Bay, Oregon. Construction of a new branch of Security Bank at this location is currently underway and will replace the Bunker Hill Branch located at 900 Hwy 101 South, Coos Bay, Oregon.


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

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the NASDAQ National Market System under the symbol "SBHC". The NASDAQ Stock Market, which began operation in 1971, is the world's first electronic securities market and the fastest growing stock market in the U.S. NASDAQ utilizes today's information technologies-computers and telecommunications-to unite its participants in a screen-based market. It enables market participants to compete with each other for investor orders in each NASDAQ security and, through the use of NADSAQ Workstation II and other automated systems, it facilitates the trading and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to NASDAQ. These include industry leaders in computers, pharmaceuticals, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on NASDAQ than on all other U.S. stock markets combined.

Prior to the Offering of the Common Stock in September 1996, the Common Stock had been traded over-the-counter through the OTC Bulletin Board and the Pink Sheet Service of the National Quotation Bureau. The following lists the high, low and closing prices at the end of each quarter through the second quarter of 1996, obtained from Black & Company, Inc., the principal market maker in the Company's Common Stock, and from NASDAQ thereafter:

Fiscal 1996:           High       Low     Close    Cash dividend per share
 First Quarter ..      $8.75     $7.75     $7.88          $0.10
 Second Quarter .      $9.50     $8.00     $8.50          $0.00
 Third Quarter ..      $8.75     $8.00     $8.25          $0.10
 Fourth Quarter .      $9.00     $8.25     $8.50          $0.00
Fiscal 1997:
 First Quarter ..     $11.75     $8.50    $11.38          $0.11
 Second Quarter .     $12.50    $11.00    $11.25          $0.00
 Third Quarter ..     $15.75    $11.25    $15.25          $0.11
 Fourth Quarter .     $16.25    $12.25    $12.25          $0.00
Fiscal 1998:
 First Quarter ..     $12.75    $11.00    $11.88          $0.20
 Second Quarter .     $12.25     $9.63    $10.00          $0.00
 Third Quarter ..     $10.88     $9.56     $9.75          $0.20
 Fourth Quarter .      $9.50     $7.41     $8.75          $0.00

As of January 31, 1999, the Common Stock was held of record by approximately 650 shareholders, a number which does not include beneficial owners who hold shares in "street name".

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with Security Bank Holding Company's consolidated financial statements and the accompanying notes presented in this report.

(Dollars in thousands, except per share data)

                                                                              Year Ended
                                                     1998          1997         1996         1995          1994
                                                     ----          ----         ----         ----          ----
Interest income                                   $19,995       $20,091      $17,752      $15,933       $13,703
Interest expense                                    8,435         8,337        7,037        5,793         4,200
                                                    -----         -----        -----        -----         -----
    Net interest income                            11,560        11,754       10,715       10,140         9,503

Provision for loan loss                             1,107           263          232          226           200
                                                    -----           ---          ---          ---           ---
    Net interest income after provision
    for loan losses                                10,453        11,491       10,483        9,914         9,303

Noninterest income                                  4,968         3,869        3,476        2,423         2,120
Noninterest expense                                16,980        11,378        9,574        8,367         7,793
                                                   ------        ------        -----        -----         -----
(Loss) income before income taxes and
    minority interest                             (1,559)         3,982        4,385        3,970         3,630
Provision for income taxes                             25         1,247        1,353        1,167         1,208
                                                       --         -----        -----        -----         -----
(Loss) income before minority interest            (1,584)         2,735        3,032        2,803         2,422
Net (loss) income attributable to minority
  interest                                             35            30           37           --            --
                                                       --            --           --           --            --
Net (loss) income                                $(1,549)        $2,765       $3,069       $2,803        $2,422
                                                 ========        ======       ======       ======        ======

Per share data:
    Basic income (loss) per share                  $(.35)          $.68         $.84         $.80          $.78
                                                   ======          ====         ====         ====          ====
    Diluted income (loss) per share                $(.35)          $.68         $.83         $.80          $.78
                                                   ======          ====         ====         ====          ====
    Cash dividends per share                         $.40          $.22         $.20         $.14          $.13
    Year end book value                             $6.47         $6.94        $6.84        $5.94         $5.13
    Average common equivalent shares
    Outstanding                                 4,487,946     4,095,365    3,700,061    3,484,277     3,102,667

Total assets                                     $273,639      $270,232     $244,215     $211,181       194,721
Total deposits                                   $226,795      $213,841     $193,964     $172,917      $164,497
Total long-term borrowings                       $     --       $16,000      $17,208      $11,500        $8,786
Net loans                                        $142,209      $136,035     $117,719     $104,291      $101,101
Shareholders' equity                              $29,032       $28,423      $25,323      $20,680       $15,905

Financial ratios:
    Return on average assets                        -.57%         1.06%        1.35%        1.42%         1.24%
    Return on average equity                       -5.39%        10.40%       13.93%       15.46%        15.23%
    Average equity to assets                       10.56%        10.20%        9.73%        9.16%         8.17%
    Dividend yield                                  3.27%         2.59%        2.73%        2.73%         2.89%
    Efficiency ratio                              102.70%        72.80%       67.50%       66.60%        67.00%
    Net loans to assets                            51.97%        50.34%       48.20%       49.38%        51.92%
    Yield on earning assets                         7.99%         8.25%        8.34%        8.55%         8.76%
    Average rates paid                              3.53%         3.61%        3.48%        3.25%         3.10%
    Net interest spread                             4.46%         4.64%        4.86%        5.30%         5.66%

   SELECTED FINANCIAL DATA CONTINUED

                                                                              Year Ended
                                                     1998          1997         1996         1995          1994
                                                     ----          ----         ----         ----          ----
Net interest margin                                 4.62%         4.83%        5.03%        5.44%         5.80%
Nonperforming assets to total assets                 .26%          .28%         .21%         .33%          .20%
Allowance for loan loss to total loans              1.50%         1.00%        1.07%        1.14%         1.13%
Allowance for loan loss to nonperforming
   assets                                         319.05%       189.02%      258.91%      277.31%       238.51%



QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

                                                                              Quarter Ended
                                                   ----------------------------------------------------------------------
                                                   March 31,            June 30,       September 30,         December31,
                                                   ----------           ---------      --------------         -----------
1998
-----
Interest income                                       $4,917              $4,987              $5,075              $5,017
Interest expense                                       2,011               2,044               2,090               2,290
                                                      ------              ------              ------              ------
Net interest income                                    2,906               2,943               2,985               2,726

Provision for loan loss                                   61                  63                  68                 915
Noninterest income                                     1,133               1,196               1,271               1,368
Noninterest expense                                    3,184               3,050               2,960               7,786
                                                       -----               -----              ------              ------
(Loss) income before income tax                          794               1,026               1,228             (4,607)
Provision for income tax                                 284                 365                 373               (997)
                                                        ----               -----               -----             -------
Net (loss) income before minority
Interest                                                 510                 661                 855             (3,610)
Net (income) loss attributable to
minority interest                                        (9)                (12)                (20)                  76
                                                        ----                ----                ----             -------
Net (loss) income                                       $501                $649                $835            $(3,534)
                                                        ====                ====                ====            ========
Income (loss) per common share (year to date):
    Basic                                               $.12                $.28                $.49              $(.35)
    Diluted                                             $.12                $.28                $.49              $(.35)


                                                                                Quarter Ended
                                                    ---------------------------------------------------------------------

                                                   March 31,            June 30,       September 30,        December 31,
                                                   ---------            --------       -------------        ------------
1997
-----
Interest income                                       $4,620              $5,046              $5,210              $5,214
Interest expense                                       1,880               2,114               2,193               2,149
                                                      ------              ------              ------              ------
Net interest income                                    2,740               2,932               3,017               3,065

Provision for loan loss                                   76                 105                  31                  52
Noninterest income                                       783                 885               1,269                 932
Noninterest expense                                    2,565               2,640               3,067               3,106
                                                       -----               -----               -----               -----
Income before income tax                                 882               1,072               1,188                 839
Provision for income tax                                 285                 357                 361                 243
                                                         ---                ----               -----                ----
Net income before minority
Interest                                                 597                 715                 827                 596
Net (income) loss attributable to
minority interest                                          8                   9                  --                  13
                                                         ---                 ---                 ---                 ---
Net income                                              $605                $724                $827                $609
                                                        ====                ====                ====                ====

QUARTERLY FINANCIAL INFORMATION CONTINUED

                                                                                Quarter Ended
                                                    -------------------------------------------------------------------
                                                   March 31,            June 30,       September 30,        December 31,
                                                   ---------            --------       -------------        ------------
1997
-----
Income per common share (year to date):
    Basic                                               $.15                $.33                $.54                $.68
    Diluted                                             $.15                $.33                $.54                $.68



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

The following summary financial data and the discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1998 and 1997. The consolidated entity includes Security Bank Holding Company (the Company, or
SBHC), a bank holding company, its wholly-owned subsidiaries, Security Bank, Pacific State Bank and Family Security Bank, and its majority owned subsidiaries, Lincoln Security Bank and McKenzie State Bank. Collectively within this document, the consolidated entity is referred to as the Company.

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

RESULTS OF OPERATIONS
The operating results of the Company depend primarily on net interest income. The Company's net interest income is determined by interest rate spread, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch in the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities. Interest rate spread is the difference between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities. The Company's net income is also affected by the establishment of provisions for loan losses and the level of its other income, including service charges on deposit accounts and sold real estate loan fees, as well as its other expenses and income tax provisions.

                                                                                        Summary Income Statements

(Dollars in thousands)                                   1998                1997              $ change            % change
----------------------                                   -----              -----              --------            --------

Interest income                                       $19,995             $20,091                 $(96)              (.48)%
Interest expense                                        8,435               8,337                    98               1.18%
                                                      -------             -------                 -----              ------
  Net interest income before provision                 11,560              11,754                 (194)             (1.65)%

Provision for loan loss                                 1,107                 263                   844             320.91%
                                                        ------              ------                 -----             -------
  Net interest income                                  10,453              11,491               (1,038)             (9.03)%

Non-interest income                                     4,968               3,869                 1,099              28.41%
Merger related expense                                     10                 253                 (243)            (96.05)%
ESOP compensation expense                               3,499                 716                 2,783             388.69%
Other non-interest expense                             13,471              10,409                 3,062              29.42%
                                                       ------              ------                 -----            --------
  (Loss) income before taxes and minority
       interest                                       (1,559)               3,982               (5,541)           (139.15)%

Income taxes                                               25               1,247               (1,222)            (98.00)%
                                                       ------               -----               -------            --------
  (Loss) income before minority interest              (1,584)               2,735               (4,319)           (157.92)%

Loss attributable to minority interest                     35                  30                     5            (16.67)%
                                                      -------               -----               -------           ---------
  Net (loss) income                                  $(1,549)              $2,765              $(4,314)           (156.02)%
                                                     ========              ======              ========           =========
Return on average assets                                -.57%               1.06%
Return on average equity                               -5.39%              10.40%
Dividend yield                                          3.27%               2.59%

GENERAL. The Company reported a net loss of $1,549,000 in 1998, as compared to net income in 1997 of $2,765,000. The net loss in 1998 resulted from several major adjustments, including the ESOP deleverage and increasing the loan loss reserves to 1.5% from 1.0%. In addition, as part of the Company's growth strategy, the new de-novo McKenzie State Bank opened in November 1998. The Company recognized a $160,000 loss from McKenzie State Bank in 1998 resulting from start-up costs. The Company also identified equipment that was non-Year 2000 compliant and or going to be taken out of production early in 1999. This resulted in accelerating the depreciation of the carrying cost. In addition, the Company incurred consulting fees in 1998 related to Year 2000, resulting in a total expense of $160,000 recognized in 1998. Each of these adjustments is discussed in detail within this report.

NET INTEREST INCOME.   Net interest income is the difference between interest
income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets. The Company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since the Company tends to be asset sensitive, as interest earning assets mature or reprice more quickly than interest bearing liabilities in a given period, a significant decrease in the market rates of interest could adversely affect net interest income. In contrast, an increasing interest rate environment could favorably impact net interest income. Competition and the economy also impact the Company's net interest income.

Net interest income before the provision for loan losses decreased $194,000 or 1.65% in 1998 as compared to 1997. Of the net decrease of $194,000, an increase in volume accounted for an increase in net interest income of $1,028,000, while a decrease in spread accounted for a decrease in net interest income of $1,222,000. Average interest earning assets increased $6.6 million, while average interest bearing liabilities increased $7.6 million. The increase in average interest earning assets and interest bearing liabilities resulted from an increase in deposits, offset by a decrease in borrowings from the Federal Home Loan Bank of $16 million.

The average net interest spread decreased from 4.64% to 4.46%, mainly due to decreased average earning asset yields which declined 26 basis points from 8.25% to 7.99%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period decreasing asset yields. In addition, certain fixed rate loans and investments have refinanced/repriced at the lower rates over the period. Average rates paid decreased 8 basis points to 3.53% in 1998 from 3.61% for 1997, primarily from a reduction in deposit cost, offset partially by the early prepayment penalty of Federal Home Loan Bank borrowings. The Company's net interest margin for 1998 was 4.62%, a decrease of 21 basis points from 4.83% for 1997. The Company expects to see further declines in its net interest margin due to continued anticipated refinance activity caused by the low interest rate environment and continued competition in the markets it serves.

PROVISION FOR LOAN LOSSES. Management's policy is to maintain an adequate reserve for loan loss based on historical trends, current economic forecasts, statistical analysis of the loan portfolio, as well as detailed review of individual loans and current loan performance. The provision for loan losses was $1,107,000 and $263,000 for 1998 and 1997, respectively. Net charge-offs were $242,000 and $170,000 for 1998 and 1997, respectively. The reserve for loan losses was $2,294,000 at December 31, 1998, as compared to $1,429,000 at December 31, 1997. The Company's ratio of reserve for loan losses to total loans was 1.50% at December 31, 1998, compared to 1.00% at December 31, 1997. The Company increased the reserve for loan losses in the fourth quarter of 1998 to 1.50% to address regulatory recommendations. The loan loss reserve ratio for the Company's peer group ranges from 1.20% to 1.50%. Regulatory recommendations did not address specific loans within the Bank's portfolios, but rather recommended the reserve be increased to more closely match the Company's peer group.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $719,000 and $756,000 at December 31, 1998 and 1997, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

Management has in place a comprehensive loan approval process and an asset quality monitoring system. Management continues its efforts to collect accounts previously charged off and to originate loans of high quality. Management believes the reserve for loan losses at December 31, 1998 is adequate to absorb credit losses on specifically identified loans as well as estimated probable credit losses inherent in the remainder of the portfolio. Further additions to the reserve for loan losses could become necessary, depending upon the performance of the Banks' loan portfolios or changes in economic conditions, as well as growth within the loan portfolio and results of examinations by regulators.

NON-INTEREST INCOME.  Non-interest income increased $1,099,000, or 28%, in 1998
to $4,968,000 as compared to $3,869,000 in 1997.   Service charges on deposit
accounts increased $84,000, as overall deposit levels have increased. Gain on sale of investment securities has decreased from 1997, resulting from non-recurring gains the Company had on restructuring the investment portfolio in the third quarter of 1997. Sold real estate loan fees have increased $1,319,000, or 98%, in 1998 as compared to 1997, resulting from expansion of the Company's mortgage operations and increased refinancing activity with the overall lower interest rate environment. Other income has decreased $149,000, or 16% from 1997, resulting primarily from a non-recurring gain on sale of a rental building in 1997 of $180,000.

MERGER RELATED COSTS, comprised of professional fees incurred in connection with the 1997 acquisition of Pacific State Bank, were $10,000 and $253,000 for 1998 and 1997, respectively.

ESOP COMPENSATION EXPENSE. The Company sponsors an Employee Stock Ownership Plan (ESOP), a leveraged employee-retirement benefit plan which owns approximately 22% of the common stock of the Company. Shares are released through dividends on allocated shares, and through compensation expense (a non-cash charge to the income statement). Compensation expense is calculated by multiplying the shares released as compensation by the average share price of the Company's common stock for the year. Two components of shareholders' equity are also affected. There is a reduction in unearned ESOP shares at cost, and an increase in surplus at the difference between the fair market value and the cost of the shares, thereby creating no impact on shareholders' equity and off-setting the compensation expense recorded on the income statement. As shares are released, they are considered outstanding for the purposes of calculating earnings per share and book value per share.

Based upon the increase in share price over the past 3 years, the Company has considered several remedies to contain the expense recorded as the share price of the Company increased. Options included pursuing a Private Letter Ruling with the Internal Revenue Service in an effort to extend the related debt service, which would have reduce the number of shares released each year and thereby reduce the expense recognized. In December 1998, the Company approved a second option, which was to deleverage the ESOP. The Company shortened the ESOP tax year, permitting the repayment of the internal ESOP debt in one fiscal year, split over two plan years. All unallocated shares were released for allocation. As a result, the Company recognized $3,499,000 in ESOP compensation expense for 1998, thereby eliminating this expense burden from future years.

OTHER NON-INTEREST EXPENSE. Other non-interest expense (excluding ESOP compensation expense and merger related expense as discussed previously) increased 29% to $13,471,000 in 1998 as compared to $10,409,000 in 1997.
Salaries and employee benefits, the largest non-interest expense, increased $1,288,000, or 21%. Approximately $495,000 of this increase is related to increased mortgage operations, which resulted in increased sold real estate loan fee income of $1,319,000. The remaining increase results from the continuing expansion activities of the Company. Equipment costs and professional fees increased $505,000, also resulting from the increased operations and expansion activities of the Company.

Also included in other expense is the write-off of organizational costs. In prior years, the Company capitalized and amortized these costs over a five year period. In accordance with the newly issued AICPA Statement of Position (SOP) 98-5, the Company expensed $414,000 in 1998 of start-up costs related to expansion which would have been capitalized before SOP 98-5. The Company also wrote off the unamortized balance of start up costs of $80,000, net of tax, as of the beginning of the year.

In 1998, the Company established an accrual for Year 2000 related costs incurred in 1998 of $160,000. This accrual was established for consulting costs associated with on-going Year 2000 efforts and equipment replacement. The Company has a detailed discussion of Year 2000 issues beginning on page 26 of this report.

PROVISION FOR INCOME TAXES. The provision for income taxes has decreased significantly from 1997, resulting from the overall net book loss in 1998. The tax benefit associated with ESOP compensation expense is calculated on the debt retired, not the expense recognized. As such, the effective tax rate increased.
 Also included in this amount is the tax expense of Lincoln Security Bank and the tax benefit of McKenzie State Bank, each of which is not included in the consolidated tax return, as the Company owns less than 80% of them.

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

                                                                  Year ended December 31,
(Dollars in thousands)                                            1998           1997
----------------------                                            -----           ----
Loans outstanding at end of period                             $153,237       $142,728
                                                               --------       --------
Average loans outstanding during the period                    $143,583       $134,051
                                                               --------       --------
Reserve balance, beginning of period                             $1,429         $1,336

Recoveries:
  Commercial                                                         10             43
  Real estate                                                        --              1
  Installment                                                        15             62
  Credit card                                                        13             22
                                                                    ---            ---
                                                                     38            128
Loans Charged off:
  Commercial                                                       (13)           (69)
  Real estate                                                        --            (3)
  Installment                                                     (199)          (120)
  Credit card                                                      (68)          (106)
                                                                  -----          -----
                                                                  (280)          (298)

Net loans charged off                                             (242)          (170)

Provision charged to operations                                   1,107            263
                                                                 ------          -----
Reserve balance, end of period                                   $2,294         $1,429
                                                                 ======         ======
Ratio of net loans charged off to average loans outstanding       0.17%          0.13%
                                                                 ======         ======

LENDING AND CREDIT MANAGEMENT
Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Company's customer base and the growth experienced in Coos, Curry, Lincoln, Douglas, and Lane Counties, real estate is frequently a material component of collateral for the Company's loans. The expected source of repayment of these loans is generally the operations of the borrower's business or personal income, but real estate provides an additional measure of security.
 Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic market area.

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

The following table presents information with respect to non-performing assets:

                                                                   December 31,
                                                                  ------------
(Dollars in thousands)                                         1998           1997
---------------------                                           ----          ----
Loans on non-accrual status                                    $558          $506
Loans past due greater than 90 days, not on non-accrual status  161           250
Other real estate owned, net                                     --            --
                                                               ----          ----
     Total non-performing assets                               $719          $756
                                                               ----          ----
Percentage of non-performing assets to total assets            .26%          .28%



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

                                           December 31,
                               -------------------------------------
                                      Percent of         Percent of
(Dollars in thousands)         1998  Total loans   1997  Total loans
----------------------        -----  -----------   ----  -----------
Unclassified loans....       $1,544     1.01%      $769     0.54%
Letters of credit.....           --     0.00%        --     0.00%
Credit cards..........           53     0.03%        62     0.04%
Watchlist.............          205     0.14%       226     0.15%
Substandard...........          297     0.19%       293     0.21%
Doubtful .............          158     0.10%        79     0.06%
Specific-reserve......           37     0.03%        --     0.00%
                             ------    ------    ------    ------
  Total  .............       $2,294     1.50%    $1,429     1.00%
                             ======    ======    ======    ======

The increase in allocation for unclassified loans at December 31, 1998 as compared to December 31, 1997 results from the Company increasing the reserve to more closely match its peer group, and addressing regulatory recommendations. The loan loss reserve ratio for the Company's peer group range from 1.20% to 1.50%. Regulatory recommendations did not address specific loans within the Banks' portfolios, but rather recommended the reserve be increased to more closely match the Company's peer group.

An assessment was made of the Bank's loan customers' ability to address the Year 2000 issues. Based upon this assessment, a special Year 2000 related reserve of $37,000 was established in 1998.

ANALYSIS OF NET INTEREST INCOME
The following table presents average balances of interest-earning assets and interest-bearing liabilities, along with yields earned/paid, net interest spread and net interest margin for the periods indicated (amounts in thousands, except percentages):

Analysis for the years ended                                                      Increase
December 31,                                                   1998      1997   (Decrease)  % Change
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)
----------------------
Average interest-earning assets                              $250,184  $243,590     $6,594     2.70%
Average interest-bearing liabilities                         $238,770  $231,176     $7,594     3.28%

Average yields earned                                           7.99%     8.25%     -0.26%    -3.15%
Average rates paid                                              3.53%     3.61%      0.08%    -2.22%
                                                                -----     -----      -----    ------
Net interest spread                                             4.46%     4.64%     -0.18%    -3.88%

Net interest income to average interest-earning assets          4.62%     4.83%     -0.21%    -4.35%

The decrease in net interest margin results from increased competitive pressures and the lower overall interest rate environment.

ANALYSIS OF CHANGE IN INTEREST DIFFERENTIAL
The following tables set forth the dollar amount of the change in the Company's consolidated interest income and interest expense and attributes such dollar amounts to changes in volume, rates and days. Rate/volume variances which were immaterial have been allocated equally between rate and volume changes.

                                                         Year Ended December 31, 1998 over 1997
                                                         --------------------------------------
                                                            Amount of change attributed to
                                                           -------------------------------
(Dollars in thousands)                                    Total
----------------------                              Increase (Decrease)   Volume      Rate      Days
                                                   --------------------   ------      ----      ----
Interest income:
  Loans, net and mortgage loans held for sale                $496           $923    $(427)       $--
  Investment securities - taxable                         (1,017)          (723)     (294)        --
  Investment securities - exempt from
      federal income taxes(1)                               (141)          (112)      (29)        --
  Dividend income on Federal Home Loan Bank stock            (51)           (56)         5        --
  Dividend income on Federal Reserve Bank stock                15             15        --        --
  Time deposits-domestic financial institutions               (5)             --       (5)        --
  Federal funds sold                                          615            617       (2)        --
  Net investment in direct financing leases                   (8)           (13)         5        --
                                                             ----           ----     -----       ---
        Total interest income                               $(96)           $651    $(747)       $--
                                                             ----           ----     -----        --
Interest expense:
  Interest on deposits:
       NOW accounts                                           134              7       127        --
       Money market accounts                                   64            153      (89)        --
       Savings accounts                                      (10)            (8)       (2)        --
       Time deposits                                          193            246      (53)        --
  Securities sold under agreement to repurchase                60             57         3        --
  Short term borrowings                                        --            (9)         9        --
  Federal Home Loan Bank borrowings                         (343)          (823)       480        --
                                                            -----          -----      ----       ---
       Total interest expense                                 $98         $(377)      $475       $--
                                                             ----          -----       ---        --
Net interest income (1)                                    $(194)         $1,028  $(1,222)       $--
                                                            =====         ======  ========       ===

(1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.

                                                            Year Ended December 31, 1997 over 1996
                                                            --------------------------------------
                                                               Amount of change attributed to
                                                               ------------------------------
(Dollars in thousands)
----------------------                                  Total
                                                   Increase (Decrease)    Volume      Rate      Days
                                                   -------------------    ------      ----      ----
Interest income:
  Loans, net and mortgage loans held for sale              $1,598         $1,822    $(193)     $(31)
  Investment securities - taxable                             341            282        72      (13)
  Investment securities - exempt from
      federal income taxes(1)                                  15             77      (59)       (3)
  Time deposits - domestic financial institutions            (16)           (20)         4        --
  Dividend income on Federal Home Loan Bank stock              39             42       (3)        --
  Federal funds sold                                          410            395        16         1
  Net investment in direct financing leases                  (48)           (27)      (20)         1
                                                           ------         ------    ------     -----
        Total interest income                              $2,339         $2,571    $(183)     $(49)
                                                           -----          ------     -----      ----
Interest expense:
  Interest on deposits:
       NOW accounts                                            45             34        12       (1)
       Money market accounts                                  219            199        23       (3)
       Savings accounts                                      (11)            (9)       (1)      (11)
       Time deposits                                          440            424        27       (1)
  Securities sold under agreement to repurchase               101             97         5       (1)
  Short term borrowings                                         1            (2)         3        --
  ESOP debt                                                  (41)             --      (41)        --
  Federal Home Loan Bank borrowings                           546            528        20       (2)
                                                           ------         ------       ---     -----
       Total interest expense                              $1,300         $1,271       $48     $(19)
                                                           ------        -------       --       ----
Net interest income                                        $1,039         $1,300    $(231)     $(30)
                                                           ======         ======    ======     =====

(1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.

FINANCIAL CONDITION
SUMMARY BALANCE SHEETS

                                                                  December 31,
(Dollars in thousands)                                          1998      1997     $ change   % change
----------------------                                          ----      ----     --------   --------
Loans, net....................                                $150,942  $141,299    $9,643     6.82%
Investments...................                                  90,231    87,970     2,261     2.57%
Other assets..................                                  32,466    40,963   (8,497)  (20.74)%
                                                               -------    ------    ------  --------
  Total assets ...............                                $273,639  $270,232    $3,407     1.26%
                                                              ========  ========    ======      ====

Deposits .....................                                $226,795  $213,841   $12,954     6.06%
Borrowings....................                                  10,420    24,528  (14,108)  (57.52)%
Other liabilities.............                                   5,168     2,532     2,636   104.11%
                                                               --------  --------   -------  --------
  Total liabilities ..........                                 242,383   240,901     1,482      .62%

Minority interest.............                                   2,224       908     1,316   144.93%
Shareholders' equity..........                                  29,032    28,423       609     2.14%
                                                               --------  -------    ------    -------
  Total liabilities, minority interest and equity             $273,639  $270,232    $3,407     1.26%
                                                              ========  ========    ======     =====
Equity to asset ratio.........                                  10.61%    10.52%
Loan to deposit ratio.........                                  67.57%    66.08%

As shown in the table above, total loans increased $9.6 million, and total deposits increased $13 million, resulting from the Company's growth initiatives.
 Approximately $4 million of the deposit growth was generated by McKenzie State Bank, the new de novo majority owned subsidiary of the Company in Springfield, Oregon. McKenzie State Bank began operations in November 1998.

The low interest rate environment has resulted in increased calls on callable agency securities, and has accelerated repayments on mortgage backed investment securities. Due to the flat yield curve, the Company has taken a defensive posture and retained the majority of these funds in Federal Funds Sold throughout 1998. In December 1998, the Company utilized the excess cash in Federal Funds Sold and prepaid approximately $11.5 million in Federal Home Loan Bank borrowings, which were costing the Company a higher rate than what was being earned in Federal Funds Sold. The Company incurred a prepayment penalty in 1998 associated with the early repayment, which will improve the net interest margin in 1999.

The Company has increased premises and equipment at December 31, 1998, as compared to December 31, 1997, resulting from the growth initiatives underway. Approximately $3 million in new premises results from the construction of two new branches of Security Bank. The Company also purchased land for $375,000 for the permanent facility of the new de novo McKenzie State Bank.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle, and the use of the Federal Funds markets. The Company maintains three unsecured lines of credit totaling $12 million for the purchase of funds on an overnight basis. As discussed previously, the Company is also a member of the Federal Home Loan Bank of Seattle, which provides a secured line of credit in the amount of $38.4 million, and other funding opportunities for liquidity and asset/liability matching. Over the last four years, these lines have been used periodically. As of December 31, 1998, $2.1 million were borrowed under the Company's unsecured lines of credit and there were no borrowings from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investible cash is invested on a short-term basis into Federal Funds Sold. The Company's primary source of funds are consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.

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

At December 31, 1998, the Company had a Risk-based Capital Ratio of 15.56% and Tier 1 Capital Ratio of 14.71%. This was compared to 17.40% and 16.56% for total Risk-Based Capital and Tier 1 Capital, respectively, at December 31, 1997. The Company currently exceeds the regulatory capital minimum requirements. If the Company were fully leveraged (i.e. if the Company were at the minimum Risk-Based Capital and Tier 1 Capital ratios), further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

YEAR 2000 ISSUES
----------------
INTRODUCTION.The Year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many software programs are not able to recognize the year 2000, since most programs and systems were designed to store calendar years in the 1900's by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year "1900", rather than as the year "2000". If these automated systems are not appropriately re-coded, updated or replaced before the year 2000, they will likely confuse data, crash or fail in some manner. In addition, many software programs and automated systems will fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators and vaults.

The year 2000 challenge is especially problematic for financial institutions, since many transactions such as interest accruals and payments are date sensitive. It also may affect the operations of third parties with whom the Company does business, including the Company's vendors, suppliers, utility companies and customers.

THE COMPANY'S STATE OF READINESS.The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated
resources to do so.   Management has completed an assessment of its automated
systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Company's year 2000 compliance plan ("Y2K Plan") has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed phases one through four, although appropriate follow-up activities are continuing to occur, and the Company is currently involved in the renovation and implementation phase of the Y2K Plan.

Project Management. The Company has assigned primary responsibility for year 2000 project management to its Vice President-Data Processing. The Company has also formed a year 2000 compliance committee, consisting of appropriate representatives from its critical operational areas including each of the affiliate banks, to assist the Vice President-Data Processing in implementing the Y2K Plan. In addition, the Company provides monthly reports to its Board of Directors and to the Boards of Directors of each of its subsidiaries in order to assist them in overseeing the Company's year 2000 readiness.

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

Testing. Updating and testing of the Company's mission-critical automated systems has been completed. All mission-critical systems were successfully tested to verify that dates in the year 2000 are being appropriately recognized and processed. Testing of renovations and new systems will continue throughout 1999.

Renovation and Implementation. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Company will test them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout 1999. Although this phase will be substantially complete before the end of 1999, additional follow-up activities may take place in the year 2000 and beyond.

ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The total financial effect of these year 2000 challenges on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. The Company will upgrade or replace certain automated systems before the year 2000; however some of these systems would have been replaced before the year 2000 without regard to year 2000 compliance issues, due to technology updates and Company expansion. In 1998, the Company established an accrual for Year 2000 related costs incurred in 1998 of $160,000. This accrual was established for consulting costs associated with on-going Year 2000 efforts and equipment replacement.

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

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many companies with stock traded on a national stock exchange. Although it is impossible to identify every possible risk that the Company may face moving into the new millennium, Management has to date identified the following potential risks:

    1. Commercial banks, such as the Company, may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the year 2000, and interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the Company to change its sources of funding and could materially impact future earnings. The Company has incorporated a contingency plan for addressing this situation, should it occur, into its asset and liability management policies. This plan includes maintaining the ability to borrow funds in an amount at least equal to 50% of the Company's allowed borrowing from the Federal Home Loan Bank of Seattle. Significant demand for funds by other banks could reduce the amount of funds available for the Company to borrow. If insufficient funds are available from a Federal Home Loan Bank or other correspondents, the Company may also sell investment securities or other liquid assets to meet liquidity needs. Despite these efforts, a significant deposit contraction could materially impact the Company's earnings or future operations, particularly if funds availability at the Federal Home Loan Bank is impaired.

    2. The Company lends significant amounts to businesses in its' market area. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. During the assessment phase of the Company's Y2K Plan, significant borrowers were identified. Management is currently monitoring the year 2000 compliance efforts of these credit customers.

    3. The Company's operations, like those of many other companies, can be affected by the year 2000 triggered failures of other companies upon whom the Company depends for the functioning of its automated systems. Accordingly, the Company's operations could be materially affected, if the operations of those companies who provide the Company with mission critical applications, systems, and services are materially affected. As described previously, the Company has identified its mission-critical vendors and is monitoring their year 2000 compliance progress.

    4. All companies with stock traded on a national stock exchange, including the Company, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the new millennium. At this time, it is impossible to predict whether or not this will in fact be the case with respect to the stock of the Company or any other company.

    5. The Company's ability to operate effectively in the year 2000 could be affected by communications abilities and access to utilities, such as electricity, water, telephone, and others, to the extent access is interrupted due to the effects of year 2000 issues on these and other utilities.

THE COMPANY'S CONTINGENCY PLANS. The Company has developed contingency plans related to year 2000 issues. These plans range from obtaining mission-critical system back-up capabilities to funds management contingencies.

FORWARD LOOKING STATEMENTS. The previous discussion, entitled "Year 2000 Issues," includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or effects of issues related to the year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that protection procedures, contingency plans, and remediation efforts will not operate as intended, and the Company's failure to timely or completely identify all software or hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of year 2000 issues on the banking industry and on the Company's customers, vendors, and others with whom it does business. Readers are cautioned not to place undue reliance on these forward looking statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------
OVERVIEW.Interest rate, credit, and operations risks are the most significant risks impacting the Company's performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities. The Company relies on loan reviews, prudent loan underwriting standards and an adequate reserve for loans loss to mitigate credit risk.

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

Interest Rate Risk Exposure/Leverage Limits:
--------------------------------------------
The Company shall normally maintain a mix of assets and liabilities that produces interest rate risk that will change the Company's net interest income over the next 12 months less than the following limits, if the Fed Funds rate changes 2%:

                  Change in ROE
                     Leverage

     Asset sensitive     4.0%

     Liability sensitive 2.0%

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


INVESTMENT PORTFOLIO
The following table shows the amortized costs, estimated market values, unrealized gains and unrealized losses of the Company's investment portfolio as of December 31, 1998 and 1997:


                                                Amortized   Unrealized     Unrealized     Estimated
(Dollars in thousands)                            Cost        Gains          Losses      Market Value
----------------------                         --------     ----------     -----------   -------------
1998 Available for sale
U.S. Government and federal agencies..........  $17,879        $88            $41          $17,926
Mortgage-backed securities....................   14,784        180             20           14,944
United States Treasury........................   15,067         81             25           15,123
Corporate obligations ........................   20,073         27            146           19,954
Obligations of state and political subdivisions  19,015        648             35           19,628
                                               --------      ------           ----          -------
Total available for sale                        $86,818     $1,024           $267          $87,575
                                                =======      ======           ====          =======

1997 Available for sale

U.S. Government and federal agencies..........  $21,756        $41            $54          $21,743
Mortgage-backed securities....................   23,118        122             28           23,212
United States Treasury........................   18,568        124              6           18,686
Corporate obligations.........................    8,230          4              9            8,225
Obligations of state and political subdivisions  13,719        550              5           14,264
                                               --------       ----           ----          -------
    Total available for sale                    $85,391       $841           $102          $86,130
                                               ========       =====          ====          =======

The following is a summary of the contractual maturities and weighted average yields of investment securities classified as available for sale at December 31, 1998:

                                          Amortized    Estimated       Weighted
(Dollars in thousands)                      Cost      Market Value  Average Yield
----------------------                     ---------   -----------  --------------
U.S. Government federal agencies
  One year or less .......................$1,903         $1,910         5.863%
  After one year through five years ......14,396         14,437         5.834%
  After five years through ten years ..... 1,580          1,579         6.824%
                                           -----          -----         ------
       Total .............................17,879         17,926         5.924%
                                           -----         ------         ------
Mortgage-backed securities
  One year or less ....................... 2,484          2,482         5.832%
  After one year through five years  ..... 8,218          8,328         6.527%
  After five years through ten years ..... 2,617          2,646         6.353%
  After ten years ........................ 1,465          1,488         6.680%
                                           -----         ------         ------
       Total .............................14,784         14,944         6.395%
                                           -----         ------         ------
United States Treasury
  One year or less  ......................10,561         10,614         6.200%
  After one year through five years ...... 4,506          4,509         4.961%
                                           -----         ------         ------
       Total .............................15,067         15,123         5.829%
                                          ------         ------         ------
Corporate obligations
  One year or less  ...................... 5,506          5,511         5.959%
  After one year through five years ......12,856         12,763         5.640%
    After five years through ten years ... 1,711          1,680         5.969%
                                          ------          ------        ------
    Total ................................20,073         19,954         5.756%
                                          ------         ------         ------
Obligations of state and political subdivisions (1)
  One year or less  ......................    45             45         5.200%
  After one year through five years ...... 2,241          2,287         4.792%
  After five years through ten years ..... 7,048          7,359         5.612%
  After ten years ........................ 9,681          9,937         5.064%
                                           -----         ------         ------
       Total .............................19,015         19,628         5.235%
                                           -----         ------         ------
Total securities available for sale......$86,818        $87,575         5.798%
                                          ======        =======         ======

(1) Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

As of December 31, 1998, the Company had no securities classified as "held to maturity." Actual maturities may differ for mortgage backed securities due to ability to prepay.

LOAN PORTFOLIO
Interest earned on the loan portfolio is the primary source of income for the Company. Net loans and leases represented 55% of total assets as of December 31, 1998. Although the Company strives to serve the credit needs of its service area, its primary focus is on real estate, commercial and consumer installment loans. The Company makes substantially all of its loans to customers located within the Company's service area. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank, nor significant agricultural loans. Commercial real estate loans primarily include owner-occupied commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. The primary risks of such loans include loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. The Company's underwriting standards attempt to mitigate these risks by requiring a minimum of three consecutive years of sufficient income generation from the owner or occupier or rental incomes of 1.2 times the combined debt service, insurance and taxes. In addition, a 70% loan-to-value ratio limitation is expected to provide sufficient protection against unforeseen circumstances. Other commercial loans include renewable operating lines of credit, short-term notes, and equipment financing. These types of loans are principally at risk due to insufficient business income. Accordingly, the Company does not lend to start-up businesses or others lacking operating history, and requires personal guarantees and secondary sources of repayment. Residential real estate loans include 1-4 family owner- or non-owner occupied residences, multi-family units, construction and secondary market loans pending sale. Generally, the risk associated with such loans is the loss of the borrower's income. The Company attempts to mitigate the risk by thorough review of the borrower's credit and employment history, and limits the loan-to-value ratio to 80% to provide protection in the event of foreclosure. Installment loans consist of personal, automobile or home equity loans. The Company also offers credit cards to its customers. These unsecured loans carry significantly higher interest rates than secured loans, which allows the Company to maintain a higher loss reserve in conjunction with maintaining strict credit guidelines when considering loan applications. The following table presents the composition of the Company's loan portfolio, at the dates indicated:

                                    December 31,
                                    ------------
(Dollars in thousands)             1998      1997
----------------------             ----      ----

Commercial - real estate .....   $37,511   $31,420
Commercial - lines of credit..    39,565    37,172
Residential - real estate.....    37,833    34,811
Installment...................    31,848    32,735
Credit cards and other........     3,888     3,701
                                 -------   -------
    Total loans ..............   150,645   139,839

Deferred loan fees, net.......     (222)     (167)
Reserve for loan losses.......   (2,294)   (1,429)
                                -------   --------
    Net loans ................  $148,129  $138,243
                                ========  ========

At December 31, 1998, the maturities of all loans by category were as follows:

                                  Within    One to      After
(Dollars in thousands)           One Year Five Years  Five Years  Total
----------------------           -------- ----------  ----------  ------

Commercial - real estate .....   $12,041   $11,899     $13,571   $37,511
Commercial - lines of credit..    26,831    10,200       2,534    39,565
Residential - real estate.....    20,070     1,941      15,822    37,833
Installment...................     3,015    18,703      10,130    31,848
Credit cards & other..........     3,835        53          --     3,888
                                  ------    ------     -------  --------
  Total  .....................   $65,792   $42,796     $42,057  $150,645
                                 =======   =======     =======  ========
Of loans with maturities of one year or more, $70,257 were fixed-rate loans, and $14,596 were variable rate loans.

DEPOSIT LIABILITIES
The following table sets forth the average deposit liabilities of, and rates paid by, the Company for the periods indicated:

                          Years ended December 31,
                          ------------------------
(Dollars in thousands)      1998            1997
----------------------      ----            ----
Deposit Liabilities     Amount   Rate   Amount   Rate
                        ------   ----   ------   ----
  Demand ............. $37,211    n/a  $29,592    n/a
  NOW accounts  ......  33,440  1.47%   33,001  1.08%
  Money market accounts 36,957  3.56%   32,635  3.84%
  Savings accounts ...  20,581  2.48%   20,868  2.49%
  Time deposits ......  89,208  5.24%   84,511  5.31%
                       -------  -----   ------  -----
    Total deposits ...$217,397  3.22% $200,607  3.30%
                      ========  ====  =======   ====

As of December 31, 1998, the Company's time deposit maturities were as follows:
                               Time Deposits of      All Other
(Dollars in thousands)         $100 or more (1)  Time Deposits (2)
----------------------          ----------------  ----------------
Remaining Time to Maturity:
  3 months or less  ..........  $8,786  41.41%   $24,091   35.93%
  4 to 6 months  .............   5,740  27.06%    14,733   21.98%
  7 to 12 months  ............   5,630  26.54%    15,716   23.44%
  Over 1 year  ...............   1,058   4.99%    12,501   18.65%
                               -------  ------   -------  -------
    Total .................... $21,214 100.00%   $67,041  100.00%
                               ======= ======    =======  ======

(1) Time deposits of $100 or more represent 9.35% of total deposits as of December 31, 1998.
(2) All other time deposits represent 29.56% of total deposits as of December 31, 1998.

BORROWINGS
The following table sets forth information regarding the Company's Federal Home Loan Bank (FHLB) borrowings for the years ended December 31, 1998 and 1997:

(Dollars in thousands)                           1998        1997
----------------------                            ----         ----
FHLB Borrowings:
  Amount outstanding at year                    $    --     $16,000
  Average outstanding for the year              $13,423     $23,794
  Maximum outstanding at any month end          $14,000     $32,780
  Weighted average rate for the year              7.94%       5.92%
  Weighted average rate at year end                 --%       6.13%
  Weighted average maturity at year end (days)       --         723

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

                                                             FISCAL 1998                         FISCAL 1997
                                                             -----------                         -----------
                                                     Average            Average Yield   Average             Average Yield
(Dollars in thousands)                               Balance  Interest    or Rates      Balance    Interest    or Rates
----------------------                               -------   -------   ------------   -------    --------   -----------
Assets
  Federal funds sold                                 $22,573    $1,213      5.37%       $11,068      $598        5.40%
  Time deposits - domestic financial institutions         --        --        --%            69         5        7.25%
   Investment securities - taxable                    66,098     4,052      6.13%        77,902     5,069        6.51%
   Investment securities - exempt
         from federal income taxes                    15,758       836      5.30%        17,877       977        5.47%
  Loans, gross and mortgage loans
         held for sale, at cost which
            approximates market(1)(2)                140,601    13,444      9.56%       130,936    12,948        9.89%
  Net investment in direct financing leases            2,982       284      9.53%         3,116       292        9.37%
  Federal Home Loan Bank stock, at cost                1,915       151      7.87%         2,622       202        7.70%
    Federal Reserve Bank stock, at cost                  256        15      5.93%            --        --          --%
                                                     -------    ------      -----       -------    ------        -----
    Total interest-earning assets/
      interest income                               $250,184   $19,995      7.99%      $243,590   $20,091        8.25%

Cash and due from banks                                8,264                              7,264
Premises and equipment, net                            5,747                              5,058
Loan loss reserve                                    (1,433)                            (1,380)
Investment market value adjustment                       800                                233
Other assets                                           8,474                              5,917
                                                     ------                             -------
    Total assets                                    $272,036                           $260,682
                                                    ========                           ========
Liabilities, Minority Interest and Shareholders' Equity
  Demand accounts                                    $37,211       $_         _ %       $29,592       $_           _ %
  NOW accounts                                        33,440       491      1.47%        33,001       357        1.08%
  Money market accounts                               36,957     1,317      3.56%        32,635     1,253        3.84%
  Savings accounts                                    20,581       510      2.48%        20,868       520        2.49%
  Time deposits                                       89,208     4,677      5.24%        84,511     4,484        5.31%
  Securities sold under agreements to repurchase       7,666       351      4.58%         6,374       291        4.57%
  Short-term borrowings                                  284        23      8.09%           400        23        5.75%
  Federal Home Loan Bank borrowings                   13,423     1,066      7.94%        23,794     1,409        5.92%
                                                     ------      -----      -----        ------     -----
    Total interest- bearing liabilities/
      interest expense                              $238,770    $8,435      3.53%      $231,176    $8,337        3.61%

 Other liabilities                                     3,419                              1,997
                                                    -------                             -------
    Total liabilities                                242,189                            233,173
 Minority Interest                                     1,111                                924
                                                     ------                              ------
 Shareholders' equity                                 28,736                             26,585
    Total liabilities, minority interest
      and shareholders' equity                      $272,036                           $260,682
                                                    ========                           ========
Net interest income                                            $11,560                            $11,754
                                                               -------                            -------
Net interest spread                                                         4.46%                                4.64%
                                                                            -----                                -----
Net interest income to earning assets                                       4.62%                                4.83%
                                                                            -----                                -----

(1) Average non-accrual loans included in the computation of average loans were $681 for 1998 and $511 for 1997.
(2) Loan related fees recognized during the period and included in the yield calculation totaled approximately $147 in 1998 and $259 in 1997.

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

Summary Income Statements

(Dollars in thousands)                      1997     1996 $ change % change
----------------------                      ----     ----  ----------------
Interest income                            $20,091 $17,752 $2,339    13.18%
Interest expense                             8,337   7,037  1,300    18.47%
                                           ------- ------- ------    ------
  Net interest income before provision      11,754  10,715  1,039     9.70%

Provision for loan loss                        263     232     31    13.36%
                                            ------  ------  ------   ------
  Net interest income                       11,491  10,483  1,008     9.62%

Non-interest income                          3,869   3,476    393    11.31%
Merger related expense                         253      --    253   100.00%
ESOP compensation expense                      716     459    257    55.99%
Other non-interest expense                  10,409   9,115  1,294    14.20%
                                            ------   -----  -----    ------
  Income before taxes and minority interest  3,982   4,385  (403)   (9.19)%

Income taxes                                 1,247   1,353  (106)   (7.83)%
                                             -----   -----   ----   -------
  Income before minority interest            2,735   3,032  (297)   (9.80)%

Loss attributable to minority interest          30      37    (7)  (18.92)%
                                            ------  ------ ------   -------
  Net income                                $2,765  $3,069 $(304)   (9.91)%
                                            ======  ====== ======   =======
Return on average assets                     1.06%   1.35%
Return on average equity                    10.40%  13.93%
Dividend payout ratio                       32.35%  23.81%

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

                                          Year ended December 31,
(Dollars in thousands)                        1997      1996
----------------------                         ----      ----
Loans outstanding at end of period          $142,728  $124,241
                                            --------  --------
Average loans outstanding during the period $134,051  $116,236
                                            ========  ========
Reserve balance, beginning of period          $1,336    $1,257

Recoveries:
  Commercial                                      43        28
  Real estate                                      1         4
  Installment                                     62        30
  Credit card                                     22         3
                                                 ---        --
                                                 128        65
Loans Charged off:
  Commercial                                    (69)      (24)
  Real estate                                    (3)        _
  Installment                                  (120)     (153)
  Credit card                                  (106)      (41)
                                               -----     -----
                                               (298)     (218)

Net loans charged off                          (170)     (153)

Provision charged to operations                  263       232
                                              ------    ------
Reserve balance, end of period                $1,429    $1,336
                                              ======    ======
Ratio of net loans charged off to average
loans outstanding                              0.13%     0.13%
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

The following table presents information with respect to non-performing assets:

                                            December 31,
                                            ------------
(Dollars in thousands)                    1997      1996
---------------------                     ----      ----
Loans on non-accrual status               $506      $516
Loans past due greater than 90 days,
  not on non-accrual status                250        --
Other real estate owned, net                --        --
                                          ----      ----
     Total non-performing assets          $756      $516
                                          ====      ====
Percentage of non-performing assets
  to total assets                         .28%      .21%

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



                                    December 31,
                        ------------------------------------
                               Percent of        Percent of
(Dollars in thousands)   1997  Total loans 1996  Total loans
----------------------   ----  ----------- ----  -----------
Unclassified loans....   $769    0.54%     $881     0.71%
Letters of credit.....     --    0.00%        3     0.00%
Credit cards..........     62    0.04%       42     0.03%
Watchlist.............    226    0.15%      104     0.08%
Substandard...........    293    0.21%      292     0.24%
Doubtful .............     79    0.06%       14     0.01%
Specific-reserve......     --    0.00%       --     0.00%
                       ------    -----   ------     -----
  Total  ............. $1,429    1.00%   $1,336     1.07%
                       ======    =====   ======     =====

ANALYSIS OF NET INTEREST INCOME
The following table presents average balances of interest-earning assets and interest-bearing liabilities, along with yields earned/paid, net interest spread and net interest margin for the periods indicated (amounts in thousands, except percentages):

Analysis for the years ended                             Increase
December 31, 1997 and 1996                 1997    1996 (Decrease)% Change
--------------------------                 ----    ---- ---------- -------
(Dollars in thousands)
----------------------
Average interest-earning assets        $243,590  $212,779 $30,811    14.48%
Average interest-bearing liabilities   $231,176  $202,075 $29,101    14.40%

Average yields earned                    8.25%     8.34%   -0.09%    -1.08%
Average rates paid                       3.61%     3.48%    0.13%     3.74%
                                         -----     -----   ------    ------
Net interest spread                      4.64%     4.86%   -0.22%    -4.53%
Net interest income to average
interest-earning assets                  4.83%     5.04%  -0.21%     -4.17%

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

                                                     Year Ended December 31, 1997 over 1996
                                                     --------------------------------------
                                                         Amount of change attributed to
                                                         -------------------------------
(Dollars in thousands)                                 Total    Volume      Rate      Days
----------------------                                 ----     ------      ----      ----
Interest income:
  Loans, net and mortgage loans held for sale         $1,598    $1,822    $(193)     $(31)
  Investment securities - taxable                        341       282        72      (13)
  Investment securities - exempt from
      federal income taxes(1)                             15        77      (59)       (3)
  Time deposits - domestic financial institutions       (16)      (20)         4         -
  Dividend income on Federal Home Loan Bank stock         39        42       (3)         -
  Federal funds sold                                     410       395        16       (1)
  Net investment in direct financing leases             (48)      (27)      (20)       (1)
                                                      ------    ------    ------     -----
        Total interest income                         $2,339    $2,571    $(183)     $(49)
                                                      ------    ------    ------     -----
Interest expense:
  Interest on deposits:
       Interest-bearing demand                           (1)        12      (13)         -
       NOW accounts                                       46        22        25       (1)
       Money market accounts                             219       199        23       (3)
       Savings accounts                                 (11)       (9)       (1)       (1)
       Time deposits                                     440       424        27      (11)
  Securities sold under agreement to repurchase          101        97         5       (1)
  Short term borrowings                                    1       (2)         3         -
  ESOP debt                                             (41)         _      (41)         -
  Federal Home Loan Bank borrowings                      546       528        20       (2)
                                                      ------    ------       ---     -----
       Total interest expense                         $1,300    $1,271       $48     $(19)
                                                      ------    ------       ---     -----
Net interest income                                   $1,039    $1,300    $(231)     $(30)
                                                      ======    ======    ======     =====

(1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.

                                                      Year Ended December 31, 1996 over 1995
                                                   ----------------------------------------
                                                        Amount of change attributed to
                                                        -------------------------------
(Dollars in thousands)                                 Total    Volume      Rate      Days
---------------------                                  -----    ------      ----      ----
Interest income:
  Loans, net and mortgage loans held for sale           $510      $686    $(206)       $30
  Investment securities - taxable                      1,221     1,184        27        10
  Investment securities - exempt from
      federal income taxes(1)                           (17)        10      (30)         3
  Time deposits - domestic financial institutions       (39)      (49)        10         -
  Dividend income on Federal Home Loan Bank stock         56        31        25         -
  Federal funds sold                                     (4)        18      (23)         1
  Net investment in direct financing leases               92        63        28         1
                                                      ------    ------    ------       ---
        Total interest income                         $1,819    $1,943    $(169)       $45
                                                      ------    ------    ------       ---
Interest expense:
  Interest on deposits:
       Interest-bearing demand                            35        31         4        --
       NOW accounts                                     (96)       (8)      (89)         1
       Money market accounts                             171       108        61         2
       Savings accounts                                 (51)      (23)      (30)         2
       Time deposits                                     879       667       203         9
  Securities sold under agreement to repurchase           38        39       (1)        --
  Short term borrowings                                  (2)        --       (2)        --
  ESOP debt                                             (21)      (19)       (2)        --
  Federal Home Loan Bank borrowings                      291       333      (44)         2
                                                      ------    ------      ----       ---
       Total interest expense                         $1,244    $1,128      $100       $16
                                                      ------    ------      ----       ---
Net interest income                                     $575      $815    $(269)       $29
                                                        ====      ====    ======       ===

(1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements required by regulation S-X are set forth in the pages listed below.


                                                                        PAGE

Independent Auditors' Report                                            43

Consolidated Balance Sheets, as of December 31, 1998 and 1997           44

Consolidated Statements of Income, for the years ended
  December 31, 1998,1997 and 1996                                       45

Consolidated Statements of Comprehensive Income, for the years          46
  ended  December 31, 1998,1997 and 1996

Consolidated Statements of Shareholders Equity, for the years
  ended December 31, 1998, 1997 and 1996                                47

Consolidated Statements of Cash Flows, for the years ended
  December 31, 1998, 1997 and 1996                                      48

Notes to Consolidated Financial Statements                              49-71

Independent Auditors' Report



The Board of Directors and Shareholders
Security Bank Holding Company:


We have audited the accompanying consolidated balance sheets of Security Bank Holding Company and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Bank Holding Company and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP
Portland, Oregon
January 29, 1999

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997
Dollars in Thousands, Except Per Share Data

ASSETS                                           1998      1997
                                                  ----      ----
Cash and cash equivalents:
  Cash and due from banks  .................   $10,686   $10,087
  Federal funds sold .......................     7,667    19,165
                                               -------   -------
    Total cash and cash equivalents ........    18,353    29,252

Time deposits - domestic financial institutions      -         -
Investment securities available for sale ...    87,575    86,130
Loans, net..................................   142,209   136,035
Mortgage loans held for sale, at cost which
approximates market ........................     5,920     2,208
Net investment in direct financing leases ..     2,813     3,056
Premises and equipment, net ................    10,518     7,111
Federal Home Loan Bank stock, at cost ......     2,007     1,840
Federal Reserve Bank stock, at cost.........       649         _
Other assets................................     3,595     4,600
                                               -------- --------
    Total assets ...........................  $273,639  $270,232
                                              ========  ========
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand .................................   $40,539   $31,550
    NOW accounts ...........................    35,777    36,597
    Money market accounts ..................    40,883    37,074
    Savings accounts .......................    21,341    20,079
    Time deposit  ..........................    88,255    88,541
                                               -------   -------
     ...Total deposits .....................   226,795   213,841

  Securities sold under agreements
    to repurchase                               10,388     7,945
  Short term borrowings ....................        32       583
  Federal Home Loan Bank borrowings  .......         _    16,000
  Other liabilities ........................     5,168     2,532
                                               -------   -------
    Total liabilities ......................   242,383   240,901

Minority interest in subsidiary.............     2,224       908
Shareholders' equity:
  Nonvoting preferred stock, $5 par value.
    Authorized 5,000,000 shares; none issued          _         _
  Voting preferred stock, $5 par value.
    Authorized 5,000,000 shares; none issued          _         _
  Common stock, $5 par value.
    Authorized 10,000,000 shares _ issued and
    Outstanding 4,451,196 shares in 1998
    (4,442,097 shares in 1997)  ............    22,256    22,210
  Surplus  .................................     3,863     1,596
  Retained earnings  .......................     2,454     5,629
  Unearned ESOP shares, at cost  ...........         _    (1,469)
  Accumulated other comprehensive income ...       459       457
                                                 -----    ------
    Total shareholders' equity .............    29,032    28,423

Commitments and contingent liabilities .....
                                               -------  --------
    Total liabilities, minority interest
    and shareholders' equity ...............  $273,639  $270,232
                                              ========  ========
See accompanying notes to consolidated financial statements.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
Dollars in Thousands, Except Per Share Data
                                                   1998      1997      1996
                                                   ----      ----      ----
Interest income:
     Interest on loans                          $13,444   $12,948   $11,350
     Interest and dividends on securities:
         Taxable                                  4,052     5,069     4,728
         Exempt from Federal income tax             836       977       962
     Interest on time deposits-domestic financial
       institutions                                  --         5        21
     Dividend income on Federal Home Loan
       Bank stock                                   151       202       163
     Dividend income on Federal Reserve
       Bank stock                                    15        --        --
     Interest on Federal funds sold               1,213       598       188
     Income on direct financing leases              284       292       340
                                                 ------    ------    ------
          Total interest income                  19,995    20,091    17,752
                                                 ------    ------    ------
Interest expense:
     Deposits
          NOW                                       491       357       311
          Money market                            1,317     1,253     1,035
          Savings                                   510       520       531
          Time                                    4,677     4,484     4,044
     Securities sold under agreements to repurchase 351       291       190
     Short term borrowings                           23        23        22
     ESOP debt                                       --        --        41
     Federal Home Loan Bank borrowings            1,066     1,409       863
                                                  -----     -----     -----
          Total interest expense                  8,435     8,337     7,037
                                                  -----     -----     -----

          Net interest income                    11,560    11,754    10,715
Provision for loan losses                         1,107       263       232
                                                 ------    ------    ------
          Net interest income after provision
            for loan losses                      10,453    11,491    10,483

Other income:
     Service charges on deposit accounts          1,213     1,129     1,101
     Gain on sale/call of investments available
       for sale, net                                 22       191        13
     Loan servicing fees                            263       249       326
     Sold real estate loan fees                   2,670     1,351     1,033
     Gain on sale of servicing rights                --        --       380
     Other                                          800       949       623
                                                  -----     -----     -----
          Total other income                      4,968     3,869     3,476
                                                  -----     -----     -----
Other expense:
     Salaries and employee benefits               7,353     6,065     5,309
     Occupancy of bank premises                     823       711       585
     Furniture and equipment                      1,107       898       683
     Professional fees                            1,143       847       551
     FDIC assessment                                 26        23         5
     Supplies                                       409       349       319
     ESOP compensation                            3,499       716       459
     Other                                        2,620     1,769     1,663
                                                 ------    ------     -----
          Total other expense                    16,980    11,378     9,574
                                                 ------    ------     -----
     (Loss) income before provision for income
       taxes and minority interest               (1,559)    3,982     4,385
          Provision for income taxes                 25     1,247     1,353
                                                 ------     -----     -----
     (Loss) income before minority interest      (1,584)    2,735     3,032
     Net loss attributable to minority interest      35        30        37
                                               --------    ------    ------
          Net (loss) income                    $(1,549)    $2,765    $3,069
                                               ========    ======    ======
          Net (loss) income per share - basic    $(.35)      $.68      $.84
                                                 ======      ====      ====
          Net (loss) income per share - diluted  $(.35)      $.68      $.83
                                                 ======      ====      ====
See accompanying notes to consolidated financial statements.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
Dollars in Thousands, Except Per Share Data




                                                   1998      1997      1996
                                                   ----      ----      ----
Net (loss) income                               $(1,549)   $2,765    $3,069
Other comprehensive income, net of income tax:
    Unrealized gain (loss) on investment securities   2       265     (828)
                                                -------    ------    ------
Comprehensive (loss) income                    $(1,547)    $3,030    $2,241
                                                =======    ======    ======

See accompanying notes to consolidated financial statements.

SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
Dollars in Thousands, Except Per Share Data

                                                                                              Accumulated
                                                                                 Unearned        Other          Total
                                      Common Stock                Retained     ESOP shares    Comprehensive Shareholders'
                                     Shares    Amount   Surplus   Earnings       at Cost         Income         Equity
                                     ------    ------   -------   --------     -----------   -------------   ------------
  Balance, Dec. 31, 1995          4,023,508   $20,117      $--    $1,524       $ (1,981)        $1,020         $20,680

  Net income                             --        --       --     3,069              --            --           3,069

  Dividends                              --        --       --     (904)              --            --           (904)

  Sale of common stock              402,725     2,014      739        --              --            --           2,753

Release of ESOP shares                   --        --      300        --             253            --             553

Unrealized loss on securities
  available for sale                     --        --       --        --              --         (828)           (828)
                                  ---------   -------   ------    ------        --------         -----         -------
Balance, Dec. 31, 1996            4,426,233   $22,131   $1,039    $3,689        $(1,728)          $192         $25,323


Net income                               --        --       --     2,765              --            --           2,765

Dividends                                --        --       --      (825)             --            --           (825)

Sale of common stock                  4,824        24      (21)       --              --            --               3

Stock options exercised              11,040        55        7        --              --            --              62

Release of ESOP shares                   --        --      571        --             259            --             830

Unrealized gain on securities
  available for sale                     --        --       --        --              --           265             265
                                  ---------   -------   ------    ------        --------          ----         -------
Balance, Dec. 31, 1997            4,442,097   $22,210   $1,596    $5,629        $(1,469)          $457         $28,423


Net loss                                 --        --       --    (1,549)             --            --         (1,549)

Dividends                                --        --       --    (1,626)             --            --         (1,626)

Sale of common stock                  3,579        18      (1)        --              --            --              17

Stock options exercised               5,520        28        3        --              --            --              31

Release of ESOP shares                   --        --    2,265        --           1,469            --           3,734

Unrealized gain on securities
  available for sale                     --        --       --        --              --             2               2
                                  ---------   -------   ------    ------             ---          ----         -------
Balance, Dec. 31, 1998            4,451,196   $22,256   $3,863    $2,454             $--          $459         $29,032
                                  =========   =======   ======    ======             ===          ====         =======

See accompanying notes to consolidated financial statements.
SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
Dollars in Thousands, Except Per Share Data
                                                 1998      1997      1996
                                                 ----      ----      ----
Cash flows from operating activities:
Net (loss) income                               $(1,549)   $2,765    $3,069
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities
    Depreciation and amortization                    925      672       574
    Provision for loan losses                      1,107      263       232
    Origination of mortgage loans held for sale (121,856) (57,139)  (62,634)
    Proceeds from mortgage loans sold            118,144   57,114    63,066
    Net (gain) loss on sale of fixed assets           20     (164)       10
    Net gain on call/sale of investment securities
      available for sale                             (22)    (191)      (13)
    Federal Home Loan Bank stock dividend           (146)    (201)     (163)
    ESOP related compensation expense              3,499      716       553
    Increase in other assets                       1,005      (9)      (83)
    Increase in other liabilities                  2,636      593       176
                                                   -----    -----     -----
           Net cash provided by operating
            activities                             3,763    4,419     4,787
                                                   -----    -----     -----
Cash flows from investing activities:
    Net decrease in time deposits _
      domestic financial institutions                  -      270       280
    Purchase of investment securities available
      for sale                                  (50,686)  (44,538)  (60,490)
    Proceeds from sale of investment securities
      available for sale                           8,786   24,003    17,812
    Proceeds from maturities and call of
      investment securities available for sale    40,306   30,864    24,538
    Proceeds from maturities of investment
      securities held to maturity                      -        -       100
    Net loan originations                        (2,625)  (17,540)  (13,158)
    Purchase of participations                   (4,656)   (1,039)     (501)
    Additions to premises and equipment          (4,164)   (2,223)   (2,572)
    Purchase of Federal Home Loan Bank stock        (21)   (3,192)   (2,065)
    Redemption of Federal Home Loan Bank stock         -    3,897     1,541
    Purchase of Federal Reserve Bank stock         (649)        -         -
    Proceeds from sales of premises and equipment      -      215        22
    Originations of direct financing leases        (718)   (1,076)     (678)
    Gross payments on direct financing leases        961    1,022     1,217
    Minority interest in subsidiaries              1,316      (30)      938
                                                 -------   ------    ------
          Net cash used in investing activities  (12,150)  (9,367)  (33,016)
                                                 -------   ------   -------
Cash flows from financing activities:
    Net increase in deposits                      12,954   19,877    21,111
    Increase in securities sold with agreements
      to repurchase                                2,443    3,383     1,688
    Repayment of ESOP debt                             -        -      (644)
    (Decrease) increase in Federal Home Loan
      Bank borrowings                           (16,000)   (1,028)    5,528
    Proceeds from issuance of common stock            48       65     2,753
    Payment of dividends                         (1,406)     (711)     (904)
    Other                                          (551)        5        12
                                                 -------   ------    ------
          Net cash (used in) provided by financing
            activities                           (2,512)   21,591    29,544
                                                 -------   ------    ------
          Net (decrease) increase in cash and cash
            equivalents                         (10,899)   16,643     1,315
          Cash and cash equivalents at beginning
            of period                             29,252   12,609    11,294
                                                 -------  -------   -------
          Cash and cash equivalents at end of
            period                               $18,353  $29,252   $12,609
                                                 =======  =======   =======
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest                                $8,543   $8,290    $6,850
          Income taxes                              $957   $1,427    $1,221
Supplemental disclosures of investing activities:
          Unrealized gain (loss) on investment securities
            available for sale, net of tax            $2     $265    $(828)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Security Bank Holding Company (the Company), a bank holding company, its wholly-owned subsidiaries, Security Bank (Security Bank), Pacific State Bank (Pacific State) and Family Security Bank (Family Security), its majority-owned subsidiaries, Lincoln Security Bank (Lincoln Security) and McKenzie State Bank (McKenzie State), and Security Bank's wholly-owned subsidiary, Alland, Inc. Security Bank, Pacific State Bank, Family Security, Lincoln Security and McKenzie State are referred to collectively herein as the Banks. All intercompany accounts and transactions have been eliminated in consolidation.

(B) DESCRIPTION OF BUSINESS
Security Bank conducts a general banking business. Its activities include the usual functions of a commercial bank: commercial, real estate and installment loans; equipment leasing; checking and savings accounts; collection and escrow services and safe deposit facilities. Security Bank's primary market area consists of cities and communities along the Southern Oregon Coast in Coos County.

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

Family Security conducts a general banking business. Its activities include the usual functions of a commercial bank: commercial, real estate and installment loans; checking and savings accounts; collection and escrow services and safe deposit facilities. Family Security's primary market area consists of Curry County.

Lincoln Security is a state chartered bank located in Newport, Oregon in which the Company holds a majority interest. The Company facilitated the organization of Lincoln Security by purchasing 68.44% of all outstanding common shares of Lincoln Security common stock, with the remainder of the outstanding common stock held by local investors. Lincoln Security commenced operations in May of 1996, and engages in general commercial banking business. Lincoln Security offers commercial banking services to small and medium size businesses, professionals and retail customers in the their market area. The Company's ownership of Lincoln Security was 68.33% as of December 31, 1998, 1997 and 1996.

McKenzie State is a newly organized state chartered bank located in Springfield, Oregon in which the Company holds a majority interest. The Company facilitated the organization of McKenzie State by purchasing 65.89% of all outstanding common shares of McKenzie State's common stock, with the remainder of the outstanding common stock held by local investors. McKenzie State commenced operations in November of 1998, and engages in general commercial banking business. McKenzie State offers commercial banking services to small and medium size businesses, professionals and retail customers in the their market area. The Company's ownership of McKenzie State was 65.89% as of December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

The Banks are subject to the regulations of certain federal agencies and undergo periodic examinations by these regulatory authorities.

C) BASIS OF FINANCIAL STATEMENT PREPARATION
The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and judgements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

The Banks are located in Coos, Curry, Douglas, Lincoln and Lane Counties of Oregon. A large portion of the Banks assets are loans, which are collateralized by real estate in this geographic area and other assets of the borrower and, accordingly, the ultimate collectibility of this portion of the Banks loan portfolio is susceptible to changes in the local market conditions. However, the loan portfolio is diversified and management believes there is no concentration of loans exceeding 10% for any particular industry. It is management's opinion that the reserve for losses on loans and real estate owned is adequate to absorb credit losses on specifically identified loans as well as estimated probable losses in the remainder of the portfolio. The reserve for loan losses was $2,294 at December 31, 1998, as compared to $1,429 and $1,336 at December 31, 1997 and 1996, respectively.

The Company's ratio of reserve for loan losses to total loans was 1.50% at December 31, 1998, compared to 1.00% and 1.20% at December 31, 1997 and 1996, respectively. The Company increased the reserve for loan loss in 1998 to 1.50% to more closely match peer group and address regulatory recommendations. While management uses available information to recognize losses on loans and real estate owned, future additions to the reserve may be necessary based on changes in economic conditions.

(D) INVESTMENT SECURITIES
Investment securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities available for sale and trading account securities are stated at market value. Gains and losses on sales of securities, recognized on a specific identification basis, and valuation adjustments of trading account securities are included in noninterest income. Net unrealized gains or losses on securities available for sale are included, net of tax, as a component of other comprehensive income.

(E) INCOME RECOGNITION
Interest is accrued on a simple interest basis. The accrual of interest on loans is discontinued when, in management's judgement, the future collectibility of interest or principal is in doubt. Loans are generally placed on non accrual status when they are 90 days past due.

Loan origination and commitment fees, net of certain direct loan origination costs, are generally recognized over the life of the related loan as an adjustment of the yield.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

(F) RESERVE FOR LOAN LOSSES
The reserve for loan losses represents management's recognition of the assumed risks of extending credit and its evaluation of the quality of the loan portfolio. The reserve is maintained at a level considered adequate to provide for potential loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, loss experience and an overall evaluation of the quality of the portfolio. The reserve is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Regulatory examiners may require the Banks to recognize additions to the reserve based upon their judgements about information available to them at the time of their examinations. Uncollectible interest on loans is charged off, or an allowance is established by a charge to income equal to all interest previously accrued and unpaid and is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and, in management's judgement, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996, 1997 and 1998, respectively: dividend yield of 3.5%, 2.6% and 3.3%; expected volatility of 60% for all years; risk-free interest rates of 6.1%, 5.8% and 4.5%; and expected lives of five years. The pro forma expense on stock options was $41, $35 and $35 for 1998, 1997 and 1996, respectively.

(L) CAPITALIZED MORTGAGE LOAN SERVICING RIGHTS
The Company adopted Statement of Financial Accounting Standards No. 125, (SFAS No. 125) "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997. SFAS No. 125 requires that corporations that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and loans (without the mortgage servicing rights) based on their relative fair values. The statement also requires that corporations assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. Adoption of this SFAS had no material impact on the Company's financial position or results of operations.

(M) CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.

(N) RECLASSIFICATIONS
Certain amounts previously reported on the December 31, 1997 and 1996, consolidated financial statements have been reclassified to conform to classifications in the December 31, 1998, consolidated financial statements.

(o) Recently Issued Accounting Standards
In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure, by consolidating previous disclosure requirements. This SFAS is effective for financial statements for periods ending after December 15, 1997, and had no impact on the Company's Consolidated Financial Statements upon adoption.

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income.
This SFAS establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements.
Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This SFAS is effective for fiscal years beginning after December 15, 1997, and was adopted by the Company in 1998.

Also in June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This SFAS requires public enterprises to report certain information about their operating segments in a complete set of financial statements to shareholders. It also requires reporting of certain enterprise-wide information about the Company's products and services, its activities in different geographic areas, and its reliance on major customers. The basis for determining the Company's operating segments is the manner in which management operates the business. This SFAS is effective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

for financial statements for periods beginning after December 15, 1997, and as such, has been adopted by the Company in 1998. The Company has determined that the reportable segments consist of administration and commercial and mortgage banking and has provided the required disclosure in footnote 19.

In April 1998, the AICPA issued Statement of Position SOP 98-5, Reporting on the Cost of Start-up Activities. SOP 98-5 establishes accounting and reporting standards requiring that all organizational costs must be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998, but earlier adoption is available. The Company has historically capitalized and amortized these costs over five years. In 1998, the Company adopted SOP 98-5, the cumulative effect of which was not material to the Company's statement of income.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This SFAS is effective for fiscal years beginning after June 15, 1999 and as such, will be adopted by the Company in 2000. The Company does not expect implementation to have a material impact to the Consolidated Financial Statements.


2.CASH AND DUE FROM BANKS
The Banks are required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve balance in the form of cash. The amount of this required reserve balance on December 31, 1998 and 1997, was approximately $1,433 and $1,444, respectively, and was met by holding cash and maintaining an average reserve balance with the Federal Reserve Bank.


3.1997 ACQUISITION OF PACIFIC STATE BANK
In June 1997, Security Bank Holding Company (SBHC) and Pacific State Bank (PSB) announced a definitive agreement to merge in a stock-for-stock exchange. The transaction, accounted for as a pooling of interests, was consummated on November 22, 1997, in an exchange of 3.10 shares of Security Bank Holding Company common stock for each share of Pacific State Bank common stock. There were 1,261,313 shares of Security Bank Holding Company common stock issued for 406,875 shares of Pacific State Bank common stock. At December 31, 1996, Pacific State Bank had total assets of $52,791.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

Combined Condensed Consolidated Statements of Income, which are based upon the unaudited financial statements of SBHC and PSB for the Nine months ended September 30, 1997 and the audited financial statements of SBHC and PSB for the Fiscal year ended December 31, 1996, were as follows:

                                             Nine months ended           Fiscal year ended
                                            September 30, 1997           December 31, 1996
                                            ------------------          ------------------
                                                (UNAUDITED)
                                                -----------
                                         SBHC       PSB   COMBINED     SBHC     PSB   COMBINED

Interest income                        $11,783   $3,093   $14,876    $13,545 $4,207  $17,752
Interest expense                         5,097    1,090     6,187      5,603  1,434    7,037
                                        ------    -----    ------     ------  -----   ------
  Net interest income before provision   6,686    2,003     8,689      7,942  2,773   10,715
Provision for loan loss                    190       21       211        208     24      232
                                         -----    -----     -----      -----  -----   ------
  Net interest income                    6,496    1,982     8,478      7,734  2,749   10,483

Other income                             2,597      340     2,937      3,241    235    3,476
Merger related expense                     124       72       196          -      -        -
All other expense                        7,076    1,000     8,076      8,198  1,376    9,574
                                        ------    -----     -----      -----  -----    -----
  Net income before minority interest
    and provision for tax                1,893    1,250     3,143      2,777  1,608    4,385

Provision for income tax                   580      423     1,003        759    594    1,353
                                         -----     ----     -----      -----  -----    -----
  Net income before minority interest    1,313      827     2,140      2,018  1,014    3,032

Loss attributable to minority interest      16       --        16         37     --       37
                                        ------     ----    ------     ------ ------   ------
  Net income                            $1,329     $827    $2,156     $2,055 $1,014   $3,069
                                        ======     ====    ======     ====== ======   ======

  Net income per share - basic           $0.50    $2.03     $0.54      $0.85  $2.49    $0.84
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


4.INVESTMENT SECURITIES
The amortized costs, estimated market values, unrealized gains and unrealized losses of investment securities at December 31, 1998 and 1997 are summarized as follows:

                                         Amortized Unrealized  Unrealized  Estimated
                                            Cost      Gains      Losses   Market Value
                                         --------- ----------  --------- -------------
1998 Available for sale
-----------------------
  U.S. Government and Federal Agencies   $17,879        $88        $41        $17,926
  Mortgage-backed securities              14,784        180         20         14,944
  United States Treasury                  15,067         81         25         15,123
  Corporate obligations                   20,073         27        146         19,954
  Obligations of state and political
    subdivisions                          19,015        648         35         19,628
                                         -------     ------       ----        -------
       Total available for sale          $86,818     $1,024       $267        $87,575
                                         =======     ======       ====        =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

1997 Available for sale:
  U.S. Government and Federal Agencies   $21,756        $41        $54        $21,743
  Mortgage-backed securities              23,118        122         28         23,212
  United States Treasury                  18,568        124          6         18,686
  Corporate obligations                    8,230          4          9          8,225
  Obligations of state and political
    subdivisions                          13,719        550          5         14,264
                                         -------       ----       ----        -------
          Total available for sale       $85,391       $841       $102        $86,130
                                         =======       ====       ====        =======

Gross realized gains and gross realized losses on sales of securities available for sale for the years ended December 31, 1998, 1997 and 1996 were:

                                        1998              1997                1996
                                        ----              ----                ----
                                 Realized Realized  Realized Realized  Realized  Realized
                                   Gains   Losses    Gains    Losses    Gains     Losses
                                 -------- --------  -------- --------  -------- ---------
U.S. Government and
  Federal Agencies                  $13        $2    $114       $12      $26        $-
United States Treasury                4         --      19        --        2        10
Corporate obligation                  2         --      --        --       25        25
U.S. Federal Securities
  mutual bond funds                  --         --      --        --        -       219
Obligations of state and
  political subdivisions              6          1      83        13      214         -
                                    ---        ---    ----       ---     ----      ----
                                    $25         $3    $216       $25     $267      $254
                                    ===        ===    ====       ===     ====      ====


Approximate investment portfolio maturities at December 31, 1998 are as follows:
                                                   Estimated
                                          Amortized  Market
                                            Cost     Value
                                          ------------------
One year or less                           $20,499  $20,562
After one year through five years           42,217   42,324
After five years through ten years.         12,956   13,264
After ten years                             11,146   11,425
                                           -------  -------
    Total                                  $86,818  $87,575
                                           =======  =======


The following table represents the carrying value of securities pledged to secure public deposits as required or permitted by law and securities sold under agreements to repurchase at December 31, 1998 and 1997:
                                             1998     1997
                                             ----     ----
U.S. Government and Federal Agencies       $16,030  $13,824
United States Treasury                      10,613    7,582
Obligations of state and political
  subdivisions                               9,494    6,864
                                           -------  -------
                                           $36,137  $28,270
                                           =======  =======

The Federal Reserve Bank (FRB) requires the bank to maintain a level of investment of FRB stock. The required amount was approximately $649 at December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

5.LOANS AND MORTGAGE LOANS HELD FOR SALE
Major categories of loans at December 31, 1998 and 1997 included in the portfolio are as follows:

                                  1998      1997
                                  ----      ----
Commercial-real estate........  $37,511   $31,420
Commercial-lines of credit....   39,565    37,172
Residential-real estate.......   37,833    34,811
Installment...................   31,848    32,735
Credit cards and other........    3,888     3,701
                                -------   -------
    Total loans ..............  150,645   139,839

Deferred loan fees, net.......     (222)     (167)
Reserve for loan losses.......   (2,294)   (1,429)
                               --------  --------
    Net loans ................ $148,129  $138,243
                               ========  ========


Approximate loan portfolio maturities on fixed rate loans and repricing on variable rate loans at December 31, 1998 are as follows:

                                 Within      One to      After
                                One Year   Five Years  Five Years  Total
                                ---------  ----------  ----------  ------
Commercial-real estate........  $12,041     $11,899     $13,571  $37,511
Commercial-lines of credit....   26,831      10,200       2,534   39,565
Residential-real estate.......   20,070       1,941      15,822   37,833
Installment...................    3,015      18,703      10,130   31,848
Credit cards and other........    3,835          53          --    3,888
                                -------     -------     ------- --------
                                $65,792     $42,796     $42,057 $150,645
                                =======     =======     ======= ========

Mortgage loans held for sale are included above as residential real estate-mortgage loans maturing within one year.

Loans on nonaccrual status were approximately $558 and $506 at December 31, 1998 and 1997, respectively. Interest income which would have been realized on non-accrual loans if they had remained current was insignificant.

Renegotiated loans were approximately $309, $647 and $557 at December 31, 1998, 1997 and 1996, respectively. These loans were renegotiated to accommodate the borrower.

The Company has no commitments to extend additional credit on loans which are renegotiated, non-accrual or impaired at December 31, 1998.

At December 31, 1998, 1997 and 1996, Security Bank serviced approximately $223,305, $156,824 and $179,074 respectively, of loans owned by others.

The Banks lending activities are concentrated on the Central and Southwestern coast of Oregon and in Western Oregon.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

6.RESERVE FOR LOAN LOSSES
Transactions in the reserve for loan losses for the years ended December 31, 1998, 1997 and 1996 were as follows:

                               1998      1997      1996
                               ----      ----      ----
Balance, beginning of year    1,429    $1,336    $1,257
Provision for loan losses     1,107       263       232
Loans charged off             (280)     (298)     (218)
Recoveries of loans previously
  charged off                    38       128        65
                             ------    ------    ------
Balance, end of year         $2,294    $1,429    $1,336
                             ======    ======    ======

The recorded investment in loans for which an impairment has been recognized at December 31, 1998 and 1997 was $580 and $296, respectively. The related reserve for loan losses at December 31, 1998 and 1997 was $190 and $109, respectively. The average recorded investment in impaired loans during 1998 and 1997 was $515 and $330, respectively. Interest income recognized on impaired loans receivable during 1998 and 1997 was insignificant.


7.DIRECT FINANCING LEASES
Following are the components of the net investment in direct financing leases at December 31, 1998 and 1997:

                                               1998         1997
                                               ----         ----
Total minimum lease payments receivable       $2,830       $3,196
Add:
  Estimated unguaranteed residual values
     of leased equipment                         534          478
Less:
  Unearned income                                551          618
                                              ------       ------
    Net investment in direct financing leases $2,813       $3,056
                                               ======      ======

Future minimum lease payments to be received on direct financing leases are as follows:
       Year ending December 31:

       1999 ................    $1,234
       2000 ................       907
       2001 ................       546
       2002 ................       141
       2003 ................         2
                                ------
                Total ......    $2,830
                                ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

8.PREMISES AND EQUIPMENT
The composition of premises and equipment at December 31, 1998 and 1997 are as follows:

                                  1998      1997
                                  ----      ----
Land........................    $1,715      $666
Buildings...................     8,307     6,498
Furniture and equipment.....     5,724     4,892
                                ------    ------
                                15,746    12,056

Less accumulated depreciation
  and amortization..........    (5,228)   (4,945)
                               -------    ------
                               $10,518    $7,111
                               =======    ======


9.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                            Weighted  Carrying     Market
                                            Average   Value of    Value of
                                Repurchase  Interest Underlying  Underlying
                                  Amount      Rate     Assets      Assets
                                 ---------  -------- ----------  ----------
December 31, 1998: Overnight.....$10,388     4.18%    $10,388    $10,388
December 31, 1997: Overnight......$7,945     4.68%     $7,520     $7,520

The securities underlying agreements to repurchase entered into by the Banks are for the same securities originally sold, with a one-day maturity. In all cases, the creditor maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $7,666 for the year ended December 31, 1998 and the maximum amount outstanding at any month end for the year ended December 31, 1998 was approximately $10,388. Investment securities are pledged as collateral in an amount equal to the repurchase agreements.


10.TIME DEPOSITS
Time certificates of deposit in excess of $100 aggregated approximately $21,214 and $24,145 at December 31, 1998 and 1997, respectively. Interest expense on these certificates amounted to approximately $1,448 and $1,382 for the years ended December 31, 1998 and 1997, respectively.

As of December 31, 1998, remaining time to maturity of time deposits were as follows:

                   Time Deposits         All other
                  of $100 or more      time deposits
                  ---------------      --------------
3 months or less..$8,786   41.41%     $24,091  35.93%
4 to 6 months..... 5,740   27.06%      14,733  21.98%
7 to 12 months.... 5,630   26.54%      15,716  23.44%
Over 1 year....... 1,058    4.99%      12,501  18.65%
                 -------  -------     ------- -------
  Total ..........$21,214 100.00%     $67,041 100.00%
                   ====== =======     ======= =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

11.EMPLOYEE BENEFIT PLANS
EMPLOYEE SAVINGS PLAN - The Company has a qualified profit sharing (401k) plan covering all half-time or greater personnel with at least twelve months of service. Actual contributions to the plan are determined by the Board of Directors and are not to exceed the amount deductible for Federal income tax purposes. The Company made no contributions to the 401k plan in 1998, 1997 or 1996.

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

The shares pledged as collateral for debt due to the Company by the ESOP are reported as unearned ESOP shares on the consolidated balance sheets. As shares are committed to be released from collateral, the Company reports compensation expense equal to the shares being released for allocation multiplied by the average market price of the Company's common stock during the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as reduction of debt and accrued interest.

In 1998, the ESOP debt was repaid in full, thereby releasing all remaining shares for allocation. The ESOP shares as of December 31, 1998, 1997 and 1996 were as follows:

                                    1998      1997      1996
                                    ----      ----      ----
Allocated                        579,719   522,903   455,713
Shares released for allocation   384,782    68,440    67,190
Unreleased shares                     --   384,782   455,824
                                 -------   -------   -------
Total ESOP shares                964,501   976,125   978,727
                                 =======   =======   =======

Fair value of unreleased shares      $--    $4,714    $3,988
                                     ===    ======    ======


EXECUTIVE SUPPLEMENTAL INCOME PLAN- The Company sponsors a Key Executive Deferred Compensation Plan which is a noncontributory defined benefit plan covering a select group of key management employees. Benefits under the Plan are based on years of service, final average pay and covered compensation. At December 31, 1998, the plan covered nine participants, including five employees, two former employees with vested rights to future benefits, and two retirees and beneficiaries receiving benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

The Key Executive Deferred Compensation Plan is an unfunded plan providing supplementary retirement benefits to high-level employees. The activity with respect to this plan in 1998, 1997 and 1996 is as follows:

                                              Pension Benefits
                                         1998      1997      1996
                                         ----      ----      ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year  $808      $608      $371
Service cost                               39        36        32
Interest cost                              60        45        34
Amendments                                 66        --        --
Actuarial gain                            159       134       186
Benefits paid                           (116)      (15)      (15)
                                       ------      ----      ----
 Benefit obligation at end of year     $1,016      $808      $608
                                       ======      ====      ====

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1     --        --        --
Employer contribution                     116        15        15
Plan participants' contributions           --        --        --
Benefits paid                           (116)      (15)      (15)
                                        -----      ----      ----
 Fair value of plan assets at end of year  --        --        --

RECONCILIATION AT DECEMBER 31,
Funded status                         (1,016)     (808)     (608)
Unrecognized net actuarial loss           239       341       231
Unrecognized prior service cost            45        52        58
                                        -----     -----     -----
 Net amount recognized                  (732)     (415)     (319)

TOTAL RECOGNIZED AMOUNTS IN THE BALANCE SHEET
CONSIST OF:
Accrued benefit cost                    (732)     (450)     (371)
 Total recognized                       (732)     (450)     (371)
                                        =====     =====     =====

NET PERIODIC BENEFIT COST                $123       $99       $73
                                         ====       ===       ===

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
DECEMBER 31,
 Discount rate                          6.50%     7.50%     7.50%
 Expected return on plan assets           N/A       N/A       N/A
 Rate of compensation increase          3.50%     4.50%     4.50%


COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                               39        35        32
Interest cost                              60        46        34
Amortization of prior service cost          7         7         7
Recognized net actuarial loss              17        11        --
                                         ----       ---       ---
 Net periodic benefit cost               $123       $99       $73
                                         ====       ===       ===

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

STOCK OPTION PLAN - The Company maintains an Employee Stock Option Plan (the "Employee Plan"), adopted in 1995, under which 276,000 shares of common stock are reserved for issuance to key employees. The Employee Plan provides for the grant of options to purchase shares to selected employees. The purchase price of shares for which stock options are granted shall not be less than 100% of the fair market value of such shares on the date of the grant. Options granted under the Employee Plan are exercisable in installments and expire on such date as the Compensation Committee of the Board of Directors may determine, but not later than 10 years from the date of grant. The following table summarizes stock option activity for the years ended December 31, 1998, 1997 and 1996:

                                                       Weighted Average
                                               Shares   Exercise Price
                                               ------- ---------------
Granted in 1996                                     --      $   -
                                                ------
Outstanding options at December 31, 1996        96,600      $5.67
                                                ======      =====
Exercisable at December 31, 1996                19,320      $5.67
                                                ======      =====
Shares available for future
   grant at December 31, 1996.                 179,400
                                               =======

Granted in 1997                                  5,000     $13.25
Exercised in 1997                             (11,040)    $(5.67)
                                              --------
Outstanding options at December 31, 1997        90,560     $ 6.08
                                                ======     ======
Exercisable at December 31, 1997                27,600     $ 5.67
                                                ======     ======
Shares available for future
   grant at December 31, 1997.                 174,400
                                               =======

Granted in 1998                                 52,500    $  8.75
Exercised in 1998                              (5,520)    $(5.67)
Terminated in 1998                            (11,040)    $(5.67)
                                              --------
Outstanding options at December 31, 1998       126,500    $  7.25
                                               =======    =======
Exercisable at December 31, 1998                47,400    $  6.15
                                               =======    =======
Shares available for future
   grant at December 31, 1998.                 132,940
                                               =======


12.EARNINGS PER SHARE
Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year with diluted including the effect of potentially dilutive common shares. For the year ended December 31, 1997 and 1996, the weighted average number of common shares outstanding did not include 384,782 and 455,824 held by the Company's ESOP as these shares had not been allocated to participant accounts, nor had they been committed to be released. The following table presents information relating to the weighted average number of common shares outstanding for all periods presented for both basic and diluted net income per share calculations.

                                         1998      1997      1996
                                         ----      ----      ----
Weighted average shares-basic       4,448,846 4,050,237 3,669,591
Potential dilution of stock options    39,100    45,128    30,470
                                    --------- --------- ---------
Weighted average shares-diluted     4,487,946 4,095,365 3,700,061
                                    ========= ========= =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

13.REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 Capital to average assets (as defined). Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Federal Reserve Board categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company's capital amounts and ratios are presented in the following table.

                                                                  To Be Well
                                                              Capitalized Under
                                               For Capital    Prompt Corrective
                                  Actual    Adequacy Purposes Action Provisions
                                  ------    ----------------- -----------------
                              Amount   Ratio   Amount  Ratio   Amount   Ratio
                              ------   -----   ------  -----  -------   -----
As of December 31, 1998:
  Total Capital
     (to Risk Weighted Assets)$27,606  15.56% $14,192  >8%    $17,740   >10.0%

  Tier 1 Capital
     (to Risk Weighted Assets)$26,089  14.71%  $7,096  >4%    $10,644   >6.0%

  Tier 1 Capital
     (to Average Assets)      $26,089   9.64% $10,826  >4%    $13,533   >5.0%

As of December 31, 1997:
  Total Capital
     (to Risk Weighted Assets)$29,843  17.40% $13,724  >8%    $17,155   >10.0%

  Tier 1 Capital
     (to Risk Weighted Assets)$28,414  16.56%  $6,862  >4%    $10,293   >6.0%

  Tier 1 Capital
     (to Average Assets)      $28,414  10.11% $11,244  >4%    $14,055   >5.0%


The Banks, as state-chartered banks with deposits insured by the Federal Deposit Insurance Corporation ("FDIC") that are not members of the Federal Reserve System, are subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administrated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

through the Division of Finance and Corporate Securities ("Oregon Director"), and to the supervision and regulation of the FDIC. As of December 31, 1998, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The Banks, as state-chartered banks, are prohibited from declaring or paying any dividends in an amount greater than undivided profits. At December 31, 1998 and 1997, undivided profits of approximately $4,244 and $7,576, respectively, were available for the payment of dividends to the Company without prior regulatory approval.


14.COMMITMENTS AND CONTINGENCIES
The Banks are leasing five of their branches under operating leases which include various renewal and purchase options. The approximate future minimum rental payments under these leases are as follows:


Year ending December 31:

    1999 ......................            $160
    2000 ......................             132
    2001 ......................              94
    2002 ......................              93
    2003 ......................              93
    Thereafter ................             365
                                           ----
                                           $937
                                           ====

Rental expense for all operating leases was approximately $175, $132 and $117 for the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998, the Banks have $48,200 available under unused lines of credit.

In the normal course of business, there are various commitments outstanding, including commitments to extend credit and commercial letters of credit to ensure performance of certain commercial customer obligations.

At December 31, 1998 and 1997, these commitments and obligations were as follows:

                                  1998      1997
                                   ----     ----
Loans at fixed rates..........   $5,235   $1,510
Loans at variable rates.......   33,577   14,183
                                 ------- -------
                                $38,812  $15,693
                                =======  =======

The Company is, from time to time, a defendant in legal proceedings arising in the normal course of business. In the opinion of management the disposition of pending litigation will not have a material effect on the Company's financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

15.PROVISION FOR INCOME TAXES

The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following:


                               1998      1997      1996
                               ----      ----      ----
Current                        $760    $1,036    $1,407
Deferred                       (735)       211      (54)
                               ----    ------    ------
                                $25    $1,247    $1,353
                                ===    ======    ======


The provision for income taxes results in effective tax rates which are different from the Federal income tax statutory rate. The nature of the differences for the years ended December 31, 1998, 1997 and 1996 are as follows.

                                   1998       1997      1996
                                   ----       ----      ----
Computed expected Federal tax at statutory
   rate of 34%                    $(530)    $1,354    $1,492

State taxes, net of Federal effect    86       101       188

Tax exempt interest                (304)     (318)     (321)

Change in valuation allowance         --     (184)      (35)

ESOP fair value adjustment and
  dividends                          793       155        70

Other, net                          (20)       139      (41)
                                    ----    ------    ------

                                     $25    $1,247    $1,353
                                     ===    ======    ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                         1998       1997
                                                         ----        ----
Deferred tax assets:

  Loans receivable,
        due to allowance for possible loan losses       $666        $326

  Other liabilities,
        due to deferred compensation reserve             418         292

     Deferred loan fees                                   38          44

     Net operating loss carryforward                      42          46

  Prepaid ESOP contribution                              379          --

  Other                                                  267         172
                                                       ------       ----

   Total gross deferred tax assets                     $1,810        880

     Less valuation allowance                             --          --
                                                       ------       ----

       Net deferred tax assets                         $1,810       $880
                                                       ------       ----

Deferred tax liabilities:
                                                        1998        1997
                                                        ----        ----
  Investment securities,
   due to reserve for unrealized gains                  $288        $282

  FHLB Stock                                             127          --

  Investment securities,
   due to accretion of discount                          113          88

  Leased assets                                          319          --

  Premises and equipment,
   due to difference in depreciation                     670         632

  Other                                                   40         354
                                                       -----       -----

       Total gross deferred tax liabilities            1,557       1,356
                                                       -----       -----

       Net deferred tax asset (liability)               $253      $(476)
                                                        ====      ======

The valuation allowance for deferred tax assets as of January 1, 1997 was $184. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was zero and a decrease of $184, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

The Company has determined that no valuation allowance is necessary at December 31, 1998 as it is more likely than not that the gross deferred tax asset of $1,810 will be principally realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. Management believes that future taxable income will be sufficient to realize the benefits of temporary differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences.


16.TRANSACTIONS WITH RELATED PARTIES
Some of the directors, executive officers and principal shareholders of the Company, and the companies with which they are associated, are customers of and have had banking transactions with the Banks in the ordinary course of business, and the Banks expect to have such transactions in the future. All loans and commitments to loan included in such transactions were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and, in the opinion of the management of the Banks, do not involve more than the normal risk of collectibility or present any other unfavorable features.

An analysis of activity with respect to loans to directors, executive officers and principal shareholders of the Company for the years ended December 31, 1998, 1997 and 1996 is as follows:


                               1998      1997      1996
                               ----      ----      ----
Balance, beginning of year   $3,837    $3,349    $3,891
Additions                     5,935     2,726     1,723
Repayments                  (3,042)   (2,238)   (2,265)
                            -------   -------   -------

Balance, end of year         $6,730    $3,837    $3,349
                             ======    ======    ======

At December 31, 1998 and 1997 deposits from related parties were $3,489 and $3,388, respectively.


17.FEDERAL HOME LOAN BANK BORROWINGS
At December 31, 1997, Security Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $16,000 with a weighted average rate of 6.13% and a weighted average maturity of 723 days. These advances were collateralized by certain investment securities, certain residential first mortgage loans,
deposits with the FHLB, and FHLB stock totaling   approximately $16,000 at
December 31, 1997. All advances were repaid in 1998, with no advances outstanding as of December 31, 1998. The FHLB requires the Banks to maintain a level of investment of FHLB stock. The required amount was approximately $810 at December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

18.FAIR VALUE OF FINANCIAL INSTRUMENTS
Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the following information is presented.

Financial instruments have been construed to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity. The estimated fair values of the Company's financial instruments are as follows:

                                             December 31, 1998             December 31, 1997
                                             -----------------             -----------------
                                      Carrying Amount  Fair Value   Carrying Amount  Fair Value
                                      ---------------  ----------   ---------------  ----------
Financial assets:
  Cash and cash equivalents               $18,353       $18,353          $29,252      $29,252
  Investment securities                    87,575        87,575           86,130       86,130
  Loans, net                              142,936       144,085          134,898      138,647
  Purchased mortgage servicing rights       2,086         2,117            1,137        1,317
  Mortgage loans held for sale              5,920         5,920            2,208        2,208
  Federal Home Loan Bank stock              2,007         2,007            1,840        1,840
  Federal Reserve Bank stock                  649           649               --           --

Financial liabilities:
  Deposits                                226,795       226,436          213,841      213,718
  Securities sold under agreements to
    repurchase                             10,388        10,388            7,945        7,945
  Short term borrowings                        32            32              583          583
  Federal Home Loan Bank borrowings            --            --           16,000       15,097

Off balance sheet financial instruments:
  Loan commitments                         38,645        38,645           15,597       15,597
  Letters of credit                           167           167               96           96


Financial assets and financial liabilities other than securities are not traded in active markets. The above estimates of fair value require subjective judgements and are approximate. Changes in the following methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

- Financial Assets - The estimated fair value approximates the book value of cash equivalents and time deposits. For investment securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of mortgage servicing rights is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of mortgage servicing rights is estimated by discounting future cash flows using current rates at which similar loans would be made, and a constant prepayment rate of 5%. The fair value of mortgage loans held for sale, Federal Home Loan Bank stock and Federal Reserve Bank stock approximates their carrying amounts.

- Financial Liabilities- The estimated fair value of deposits is estimated by discounting the future cash flows using current rates at which similar deposits would be made. The estimated fair value approximates the carrying amounts of short term borrowings and securities sold under agreements to repurchase. The estimated fair value of Federal Home Loan Bank borrowings is estimated by discounting the future cash flows using current rates at which similar borrowings would be made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

- Off-Balance Sheet Financial Instruments - Fair value considers the difference between current levels of interest rates and committed rates. See note 14 to the consolidated financial statements.

The Company did not hold any derivative financial instruments in its investment portfolio at or during the year ended December 31, 1998, with the exception of collateralized mortgage obligations.

19.SEGMENT INFORMATION
The Company has three reportable segments: commercial banking, mortgage banking, and administration. The commercial banking segment's activities include the usual functions of a commercial bank: commercial real estate and installment loans; equipment leasing; checking and savings accounts; collection and escrow services and safe deposit facilities. The mortgage banking segment's activities include primarily the origination of residential mortgage loans and subsequent sale in the secondary market. The administration segment's activities include strategic planning, management of investment portfolio, accounting, human resource administration, and data processing.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses. Transfers between segments are accounted for at market value.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the year ended December 31, 1998:

                                                  Commercial   Mortgage   Intersegment
                                                   Banking      Banking   Administration     Eliminations   Consolidated
                                                  --------      -------   --------------     ------------   ------------
Interest income                                    $19,905          $--              $93             $(3)        $19,995
Interest expense                                     8,438           --               --              (3)          8,435
                                                    ------          ---              ---              ---        -------
       Net interest income before provision         11,467           --               93               --         11,560
Provision for loan losses                            1,107           --               --               --          1,107
                                                    ------          ---              ---              ---         ------
       Net interest income                          10,360           --               93               --         10,453
Non-interest income                                  2,609        2,904            2,163          (2,708)          4,968
ESOP compensation expense                            1,884          717              898               --          3,499
Other non-interest expense                           8,556        1,888            4,176          (1,139)         13,481
                                                    ------        -----            -----          -------         ------
       Income (loss) before taxes and
       minority interest                             2,529          299          (2,818)          (1,569)        (1,559)
Income taxes                                           995          111          (1,081)               --             25
                                                    ------         ----          -------          -------        -------
Income (loss) before minority interest               1,534          188          (1,737)          (1,569)        (1,584)
Loss attributable to minority interest                  --           --               --               35             35
                                                    ------         ----         --------         --------       --------
       Net income (loss)                            $1,534         $188         $(1,737)         $(1,534)       $(1,549)
                                                    ======         ====         ========         ========       ========

Loans, net                                        $150,942          $--              $--              $--       $150,942
Investments, net                                    90,231           --               --               --         90,231
Other assets                                        35,445          237           30,151         (33,367)         32,466
                                                  --------         ----          -------        ---------       --------
       Total assets                               $276,618         $237          $30,151        $(33,367)       $273,639
                                                  ========         ====          =======        =========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data


SEGMENT INFORMATION CONTINUED FOR THE YEAR ENDED DECEMBER 31, 1998

                                                 Commercial    Mortgage                      Intersegment
                                                   Banking      Banking   Administration     Eliminations   Consolidated
                                                   -------     --------   --------------     ------------   ------------

Deposits                                          $229,295          $--              $--         $(2,500)       $226,795
Borrowings                                          16,495           --               --          (6,075)         10,420
Other liabilities                                    3,811           50            1,307               --          5,168
                                                  --------          ---           ------         --------       --------
       Total liabilities                          $249,601          $50           $1,307         $(8,575)       $242,383
                                                  ========          ===           ======         ========       ========

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the year ended December 31, 1997:


                                                 Commercial    Mortgage                      Intersegment
                                                   Banking      Banking   Administration     Eliminations   Consolidated
                                                   -------      -------   --------------     ------------   ------------
Interest income                                    $20,096          $--              $78            $(83)        $20,091
Interest expense                                     8,420           --               --             (83)          8,337
                                                   -------          ---              ---            -----        -------
      Net interest income before provision          11,676           --               78               --         11,754
Provision for loan losses                              263           --               --               --            263
                                                    ------          ---              ---            -----         ------
       Net interest income                          11,413           --               78               --         11,491
Non-interest income                                  2,335        1,584               10             (60)          3,869
ESOP compensation expense                              611          105               --               --            716
Other non-interest expense                           8,637        1,394              691             (60)         10,662
                                                    ------        -----              ---             ----         ------
       Income (loss) before taxes and
       minority interest                             4,500           85            (603)               --          3,982
Income taxes                                         1,396           30            (179)               --          1,247
                                                     -----          ---            -----              ---          -----
Income (loss) before minority interest               3,104           55            (424)               --          2,735
Loss attributable to minority interest                  --           --               --               30             30
                                                    ------          ---           ------              ---         ------
       Net income (loss)                            $3,104          $55           $(424)              $30         $2,765
                                                    ======          ===           ======              ===         ======

Loans, net                                        $141,299          $--              $--              $--       $141,299
Investments, net                                    87,970           --               --               --         87,970
Other assets                                        41,783        1,880           25,257         (27,957)         40,963
                                                  --------       ------          -------        ---------       --------
       Total assets                               $271,052       $1,880          $25,257        $(27,957)       $270,232
                                                  ========       ======          =======        =========       ========


Deposits                                          $216,388         $125              $--         $(2,672)       $213,841
Borrowings                                          24,528           --               --               --         24,528
Other liabilities                                    2,091          417               24               --          2,532
                                                  --------         ----              ---         --------       --------
       Total liabilities                          $243,007         $542              $24         $(2,672)       $240,901
                                                  ========         ====              ===         ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the year ended December 31, 1996:

                                                 Commercial    Mortgage                      Intersegment
                                                   Banking      Banking   Administration     Eliminations   Consolidated
                                                   -------      -------   --------------     ------------   ------------
Interest income                                    $17,781          $--              $29            $(58)        $17,752
Interest expense                                     7,053           --               42             (58)          7,037
                                                   -------          ---             ----             ----        -------
      Net interest income before provision          10,728           --             (13)               --         10,715
Provision for loan losses                              232           --               --               --            232
                                                    ------          ---             ----              ---         ------
       Net interest income                          10,496           --             (13)               --         10,483
Non-interest income                                  1,457        2,037            3,144          (3,162)          3,476
ESOP compensation expense                              459           --               --               --            459
Other non-interest expense                           8,088          984               62             (19)          9,115
                                                    ------        -----            -----          -------         ------
       Income (loss) before taxes and
       minority interest                             3,406        1,053            3,069          (3,143)          4,385
Income taxes                                         1,004          349               --               --          1,353
                                                     -----        -----            -----          -------          -----
Income (loss) before minority interest               2,402          704            3,069          (3,143)          3,032
Loss attributable to minority interest                  --           --               --              37             37
                                                    ------         ----           ------         --------         ------
       Net income (loss)                            $2,402         $704           $3,069         $(3,106)         $3,069
                                                    ======         ====           ======         ========         ======

Loans, net                                        $123,003          $--              $--              $--       $123,003
Investments, net                                    98,451           --               --               --         98,451
Other assets                                        16,887        5,570           25,323         (25,019)         22,761
                                                  --------       ------          -------        ---------       --------
       Total assets                               $238,341       $5,570          $25,323        $(25,019)       $244,215
                                                  ========       ======          =======        =========       ========


Deposits                                          $196,271         $168              $--         $(2,475)       $193,964
Borrowings                                          17,605           --               --               --         17,605
Other liabilities                                    6,281          103               --               --          6,384
                                                  --------         ----              ---         --------       --------
       Total liabilities                          $220,157         $271              $--         $(2,475)       $217,953
                                                  ========         ====              ===         ========       ========



20.PARENT COMPANY ONLY FINANCIAL DATA
The following sets forth the condensed financial information of Security Bank Holding Company on a stand-alone basis:

Statement of Condition
(Unconsolidated)
                                         1998      1997
                                         ----      ----
ASSETS
  Cash                                 $1,626    $2,647
  Fed funds sold                          985        --
                                       ------    ------
  Total cash and cash equivalents       2,611     2,647
  Investment in the subsidiaries       24,832    25,509
  Other assets                          2,946       291
                                      -------   -------
Total Assets                          $30,389   $28,447
                                      =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Other liabilities                    $1,357       $24
                                       ------       ---
Total Liabilities                       1,357        24
                                       ------       ---
Stockholders' equity                   29,032    28,423
                                       ------    ------
Total liabilities and stockholders'
  equity                              $30,389   $28,447
                                      =======   =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in Thousands, Except Per Share Data

Statement of Income
(Unconsolidated)

                                         1998    1997    1996
                                         ----    ----    ----
INCOME
       Income from the subsidiaries    $1,569  $3,368  $3,143
       Other income                     3,591      88      29
                                        -----   -----   -----
Total Income                            5,160   3,456   3,172

EXPENSES
       Other expense                    7,679     691     103
                                        -----     ---     ---
Total Expense                           7,679     691     103

(Loss) income before income taxes     (2,519)  2,765   3,069
Income tax benefit                      (970)      --      --
                                     --------  ------  ------
Net (loss) income                    $(1,549)  $2,765  $3,069
                                     ========  ======  ======

Statement of Cash Flows
(Unconsolidated)

                                         1998    1997    1996
                                         ----    ----    ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                    $(1,549)  $2,765  $3,069
Adjustments to reconcile net income
 to net cash provided by operating
   activities:
    Provision for deferred income
     taxes                              (970)      --      --
    Equity in undistributed losses
     (earnings) of subsidiaries         4,132 (2,570)     145
    Net change in other liabilities     1,333      23       1
    Net change in other assets         (2,655)     --      59
    Other, net                          5,371      31   (515)
                                       ------     ---   -----
Net cash provided by operating
  activities                            5,662     249   2,759
                                        -----     ---   -----
CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for investments in and
  advances to subsidiaries            (4,136)   (147) (2,104)
Sale or repayment of investments in
  and advances to subsidiaries            684      --      --
Other, net                              (902)      --      --
                                       ------   ----- -------
Net cash used by investing activities  (4,354)  (147) (2,104)
                                       ------   ----- -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long term debt                --      --   (655)
Proceeds from issuance of common stock     48      65   2,753
Dividends paid                        (1,391)   (825)   (449)
Other, net                                (1)     830      94
                                      -------     ---   -----
Net cash (used) provided by
  financing activities                (1,344)      70   1,743
                                      -------     ---   -----
Net (decrease) increase in cash and
  cash equivalents                       (36)     172   2,398
                                         ----     ---   -----
Cash and cash equivalents at beginning
  of year                               2,647   2,475      77
                                       ------  ------  ------
Cash and cash equivalents at end
  of year                              $2,611  $2,647  $2,475
                                       ======  ======  ======

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

None.


PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table shows as to each nominee for Director and for those Directors whose terms have not yet expired, the identified information as of February 12, 1999:
                                         Year
                                         Elected or
                                         Appointed   Year Term
Name            Age Position             as Director Expires
----            --- --------             ----------- ----------

Charles D.      59  Chairman/CEO         1974        1999
Brummel
William A.      52  Director             1991        2001
Lansing
Kenneth C.      58  Director             1992        1999
Messerle
Ronald C.       46  Director             1997        2000
LaFranchi
Glenn A. Thomas 57  Director             1995        2001
R.T. Green      60  Director             1997        2000
Robert Fullhart 67  Director             1997        2000



EXPERIENCE OF DIRECTORS
The business experience of each of the directors and executive officers for at least the past five years has been as follows:

   CHARLES D. BRUMMEL currently serves as Chairman of the Board, and serves as Director and Chief Executive Officer of the Company. He was a director of the Board of the Oregon Bankers Association from 1977 to 1989 and served as its president in 1986/1987. He is Chairman of the Board of Directors of the OBA Insurance Agency. He also served as a director of the American Bankers Association from 1986 to 1989 and currently serves as a member of the Board of Directors of Security Bank, Pacific State Bank, Lincoln Security Bank, Family Security Bank and McKenzie State Bank - all affiliate banks of the Company. Mr. Brummel is also a director of BancInsure.

   WILLIAM A. LANSING is President of Menasha Corporation Forest Products Group, in North Bend, Oregon, where he has been employed since 1970. Lansing serves on Nominating Committee and is Chairman of the Compensation Committee.

   KENNETH C. MESSERLE sold his share in the family business of Messerle & Sons, Inc., a cattle and timber corporation, in Coos County. In 1996, he was elected to the State Legislature for District 48. He is Chairman of the Audit Committee of the Company. Mr. Messerle also serves on the Board of Directors of Lincoln Security Bank.

   RONALD C. LAFRANCHI is the owner of Ron's Oil Co., a chain of independently owned, name brand retail gasoline stations he started in 1976. He presently operates several stations located throughout Oregon, as well as a propane gas division which serves predominately retail customers. He serves on the Audit and Nominating Committees of the Company.

   GLENN A. THOMAS is the owner of Thomas & Son Beverage, Inc., and its subsidiaries, Thomas & Son Trucking and Thomas & Son Transportation Systems, in Coos Bay, Oregon. He has been the Oregon Director for the Rocky Mountain Wholesalers Association, a director and officer of Oregon Beer & Wine Distributors Association, and a director of National Beer Wholesalers. He serves on the Company's and Nominating Committees.

   R.T GREEN is President and Chief Executive Officer of Pacific State Bank, a subsidiary of the Company acquired in 1997. He has been CEO of Pacific State Bank since 1995. Prior to that time he was in retirement from the position of Vice President and Loan Administrator at Security Bank, positions he held from 1986 to 1992. Mr. Green has over 36 years of banking experience.

   ROBERT FULLHART has been a Director of Pacific State Bank since 1989, joining Security Bank Holding Company's Board in 1997 as a result of the acquisition of Pacific State Bank. He is the owner of Fullhart Insurance Agency, which has five offices in Oregon. He serves on the Audit Committee of the Company.


During the year ended December 31, 1998 the Board of Directors held 12 regularly scheduled meetings. All directors attended at least 75 percent of the board meetings and committee meetings during the year.


COMMITTEES
The Company's Board of Directors has established a Compensation Committee comprised of William A. Lansing and Glenn A. Thomas. The Compensation Committee determines the salary of the Chief Executive Officer and the bonuses and stock option grants to Chief Executive Officer and other executive officers of the Company.

The Board of Directors also has established a standing Audit Committee consisting of Kenneth C. Messerle, Ronald C. LaFranchi and Robert Fullhart. The Audit Committee is responsible for overseeing regulatory compliance matters, and reviewing periodic examinations by state and federal regulators of the Company and the subsidiary banks.

The Board of Directors appointed a Nominating Committee, consisting of Glenn A. Thomas, Ronald C. LaFranchi, William A. Lansing, and Charles D. Brummel, to recommend nominees for election of directors at the annual meeting of shareholders. Shareholders who wish to make recommendations to the Nominating Committee for directors to be nominated for election at the 2000 annual meeting of shareholders may do so in writing addressed to the Secretary of the Corporation at the address indicated above no later than November 5, 1999.

COMPENSATION
Directors of the Company each received $1000 in compensation for each meeting of the Board of Directors attended in 1998. There is no separate compensation for participation in any of the Committees. Payment was made in the form of cash or Company stock, at the election of each Director made on an annual basis.


EXECUTIVE OFFICERS
Charles D. Brummel is Chief Executive Officer of the Company. Edgar B. Martin is President and Chief Operating Officer of the Company. Ronald L. Farnsworth is Vice President and Chief Financial Officer of the Company. Antoinette M. Poole is Executive Vice President and Loan Administrator of the Company. Executive Officers serve at the discretion of the Board of Directors.

The following sets forth certain information about the executive officers of the Company, other than Chuck Brummel:

   EDGAR B. MARTIN, age 59 joined the Company in December 1998 as President and Chief Operating Officer. Martin was previously President and Chief Executive Officer of Commercial Bank of Salem, Oregon, for the past seven years, and has over 40 years of experience in banking.

   RONALD L. FARNSWORTH, age 28, employed by the Company since 1996, is Vice President and Chief Financial Officer of the Company. Farnsworth was previously employed by KPMG Peat Marwick LLP in Portland, Oregon, from 1992 to 1996.

   ANTOINETTE M. POOLE, age 52 serves as the Company's Executive Vice President and Loan Administrator. She has been employed by Security Bank since 1976, and is a trustee of the Company's Employee Stock Ownership Plan.


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

Based solely upon the Company's review of the copies of the filings which it received with respect to the fiscal year ended December 31, 1998, the Company believes that all reporting persons made all filings required by Section 16 on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation earned for the years ended December 31, 1998, 1997 and 1996 by each executive officer of the Company receiving over $100,000 of total compensation during such year:

                                                  Long term
                    Annual Compensation           compensation awards
                    -------------------           -------------------
                                                    Number of
                                                    Securities
                                       Other        Underlying All
Name and                               Compensation Options    other
Position       Year  Salary(1)  Bonus  (2)          comp       (3)
---------      ----  ---------  -----  ------------ ---------- -----

Charles D.     1998  $166,675  $48,855  $25,692     --         $76,603
Brummel        1997  $130,016  $68,684  $12,887     --         $68,943
Chief          1996  $125,573  $62,700  $12,887     --         $62,048
Executive
Officer



(1) Includes amounts contributed by the named executive officer to the 401k plan.
(2) Consisting of Directors fees paid from the subsidiary banks and company provided auto and spousal travel.
(3) Consists of accrued earnings related to the Key Executive Deferred Compensation Plan for the benefit of the named Executive Officer. See "Other Benefit Plans".

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

PHANTOM STOCK DEFERRED COMPENSATION PLAN. In 1996, the Company established a deferred compensation plan for a select group of key employees to provide for unfunded, non-qualified deferred compensation to assist in attracting and retaining such key employees and to encourage such employees to devote their best efforts to the business of the Company. An eligible employee is permitted to defer up to 20% of that employee's base salary and 100% of any cash bonus, and is required to defer not less than 2% of base salary and 20% of any cash bonus. Deferred compensation is credited to the participant's account in the form of Phantom Stock Units, the number of units being determined by dividing the amount of the compensation deferred by the base price established annually by the Board of Directors for that Plan Year's deferrals. The base price of each unit is the average of the bid and ask prices of the Company's common stock for the last ten trading days of the preceding calendar year. Distributions to a participating employee are made in cash only and are distributed over a period not to exceed 60 months after the earlier of the employee's death, disability, termination of employment, change of control of the Company or the attainment of the age specified in the Plan agreement between the employee and the Company. Upon distribution, the deferred compensation amount is valued by multiplying the cumulative number of Phantom Stock Units by the average of the bid and ask prices of Company common stock on the date of distribution. Currently, Mr. Brummel and Mr. Martin are the only participants in the plan.

SEVERANCE AGREEMENT. In addition to Mr. Brummel's regular compensation, the Company has agreed to pay him additional compensation should his employment with the Company be terminated under certain conditions. The severance agreement is effective only if Mr. Brummel's employment is involuntarily terminated in connection with the merger or sale of the Company, or if he elects to terminate his employment within one year of a merger or sale. In the event of such a termination, the Company has agreed to pay Mr. Brummel a sum equal to twelve times his monthly base salary in effect at the time of the merger or sale. The base salary includes monthly gross salary but does not include bonuses or other compensation, plus any deferred or unpaid portion of his annual bonus. If the severance agreement had been triggered as of December 31, 1998, Mr. Brummel would have been entitled to a payment of $166,675.

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

The Plan reserves 276,000 shares of the Company's unissued common stock for possible grants to employees. The purchase price of shares issuable upon exercise of options is not less than 100% of the fair market value per optioned share at the time of the grant. Each option granted under the plan is exercisable for up to ten years following the date of grant. Options generally become exercisable as to 20% of the shares one year after the date of grant, with an additional 20% becoming exercisable each year thereafter.

As of December 31, 1998, options to purchase 151,400 shares, adjusted for stock dividends and splits, have been granted pursuant to the Plan. There were 52,500 options granted to employees in 1998, 5,520 options exercised and 11,040 options terminated. The following table sets forth information regarding options held by named executive officers as of February 12, 1999:


                              Percentage
                    Number    of
                    of        Total       Exercise  Expiration
Name                Shares    Options     Price     Date
----                ------    ----------  -----     ----------
Charles D.Brummel   69,000    54.5%       $5.67     April 30, 2005
Edgar B. Martin     15,000    11.9%       $8.75     December 30, 2003
Ronald L. Farnsworth 5,000     4.0%       $8.75     December 30, 2008
Antoinette M. Poole  2,500     2.0%       $8.75     December 30, 2008

The following table sets forth information regarding option holdings for the year ended December 31, 1998, with respect to the Executive Officer named in the Executive Compensation summary table:

                  # of unexercised options  Value of unexercised in-the-money
                       at year end (1)          options at year end
                       ---------------          --------------------
Name               Exercisable  Unexercisable Exercisable  Unexercisable
----               ------------  ------------- -----------  -------------
Charles D. Brummel   41,400       27,600       $127,512      $85,008

  (1) The named Executive Officer has yet to exercise any of the options granted to him. On December 31, 1998, the fair market value of the Company's common stock (the fair market value) was $8.75. For purposes of the previous table, stock options with an exercise price less than the fair market value are considered to have a value equal to the difference between the fair market value and the exercise price of the stock option multiplied by the number of shares covered by the stock option.

OTHER BENEFIT PLANS. The Company sponsors a Key Executive Deferred Compensation Plan (the ESI Plan) which is a noncontributory defined benefit plan covering a select group of key management employees. The ESI Plan is an unfunded plan providing supplementary retirement benefits. Benefits under the ESI Plan are based on years of service, final average pay and covered compensation. At December 31, 1998, the ESI Plan covered nine participants, including five employees, two former employees with vested rights to future benefits, and two retirees and beneficiaries receiving benefits.


COMPENSATION COMMITTEE REPORT
The intention of the Compensation Committee Report is to describe in general terms the process the Committee undertakes and the matters it considers in determining the appropriate compensation for the Company's executive officers, including the executive officers who are named in the enclosed Summary Compensation Table (the "Named Executives"). The Company, acting through the Committee, believes that the Compensation of its Named Executives and other key personnel should reflect and support the goals and strategies that the Company has established.

COMPENSATION PHILOSOPHY. The Compensation Committee has two principal objectives in determining executive compensation (1) to attract, reward and retain key executive officers and (2) to motivate executive officers to perform to the best of their abilities and to achieve short-term and long-term corporate objectives that will contribute to the overall goal of enhancing stockholders value.

ELEMENTS OF EXECUTIVE COMPENSATION. The elements of the Company's compensation of executive officers are: (1) annual cash compensation in the form of base salary and incentive bonuses, (2) long-term incentive compensation in the form of stock options granted under the Company's 1995 Incentive Stock Option Plan; and (3) other compensation and employee benefits generally available to all employees of the Company. The Committee believes that the Company's goals are best supported by attracting and retaining well-qualified executive officers and other personnel through competitive compensation arrangements, with emphasis on rewards for outstanding contributions to the Company's success, with a special emphasis on aligning the interests of executive officers and other personnel with those of the Company's shareholders.

Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative shareholder return on the Company's Common Stock during the period beginning September 13, 1996, when the Company first issued its shares publicly, and ending December 31, 1998, with (i) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) as reported by the Center for Research in Securities Prices and (ii) the Total Return Index for NASDAQ Bank Stocks as reported by the Center for Research in Securities Prices. This comparison assumes $100.00 was invested on September 13, 1996, in the Company's Common Stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHICS

                     9/13/96   12/31/96  12/31/97  12/31/98
                     -------   --------  --------  --------
SBHC                  100.00    103.03    151.66    112.36
NASDAQ Composite(CCMP)100.00    108.61    132.11    184.47
NASDAQ Banks (CBNK)   100.00    112.50    184.04    162.37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 12, 1999, the shares of common stock beneficially owned by all of the directors, nominees for election as directors, and executive officers of the Company. As of that date there were 4,458,070 shares of the Company's common stock issued and outstanding. All shares are held directly unless otherwise indicated.

                                                  Percent
                                    Number of     of
      Name(1)                       Shares        Class
      -------                       ---------     -------

Charles D. Brummel                  101,817  (2)  2.38%
(Director/Officer)(2)
William A. Lansing (Director)(3)     20,784  (3)  *
Kenneth C. Messerle (Director)(4)     5,860  (4)  *

Glenn A. Thomas (Director)(5)         6,155  (5)  *

Ronald C. LaFranchi (Director)(6)   766,304  (6)  17.18%
R.T. Green (Director)(7)             20,825  (7)  *
Robert Fullhart (Director)(8)         9,179  (8)  *
Edgar B. Martin (Officer)(9)          5,000  (9)  *

Antoinette M. Poole (Officer)(10)     26,060 (10) *

Ronald L. Farnsworth (Officer)(11)     4,487 (11) *

All Directors and Executive
Officers                            966,471(2-11) 21.68%
 as a Group (10 persons)            =======       ======


*  Less than 1.0%
(1)The business address of all directors and officers is 170 S. Second St., Coos Bay, Oregon 97420.
(2) Charles D. Brummel's holdings include 3,025 shares held jointly with his spouse in his spouse's trust and 57,392 shares in the ESOP (1,076 of which are allocated to Mr. Brummel's spouse). Also includes 41,400 shares covered by stock options exercisable in 60 days.
(3) William A. Lansing holds 20,784 shares jointly with his spouse.
(4) Kenneth C. Messerle's holdings include 5,782 shares held jointly with his spouse and 78 shares held jointly with his grandchildren.
(5) Glenn A. Thomas holds 5,905 shares jointly with his spouse and 250 shares held jointly with his grandchildren.
(6) Includes 12,408 shares held in a custodial capacity for the benefit of minor children.
(7) R.T. Green holds 2,063 shares jointly with his spouse and 18,762 shares in the ESOP.
(8) Robert Fullhart holds 9,179 shares jointly with his spouse.
(9) Edgar B. Martin includes 5,000 shares covered by stock options exercisable in 60 days.
(10)Antoinette M. Poole includes 239 shares held directly and 25,821 shares in the ESOP.


(11)Ronald L. Farnsworth holds 4,487 shares in the ESOP (1,354 of which are allocated to Mr. Farnsworth's spouse).

As of February 12, 1999, the only other person than those named above known to own more than 5% of the Company's Common Stock is the ESOP, which owned 964,504 shares, or 21.64% of the total shares outstanding. Trustees of the ESOP are appointed by the Board of Directors and currently consists of Jim Donnelly, Partner of Yergen & Meyer, North Bend, Oregon, Tim Salisbury, Chief Financial Officer of Bay Area Hospital, and Antoinette M. Poole, Executive Vice President and Loan Administrator of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Some of the directors and officers of the Company, and members of their immediate families and firms and corporations with which they are associated, have had transactions with the Company, including borrowings and investments in time deposits. All such loans and investments have been made in the ordinary course of business, have been made on substantially the same terms, including interest rates paid or charged and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1998, the aggregate outstanding amount of all loans to officers and directors was approximately $6,730,000, which represented approximately 23.2% of the Company's consolidated shareholders' equity at that date. In addition, the Company had deposits from Directors and Officers totaling $3,489,000 as of December 31, 1998.

No director or principal officer of the Company has a direct family relationship with another director or executive officer of the Company.

PART IV
ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

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


Reports on Form 8-K:
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SECURITY BANK HOLDING COMPANY


                         By:   /s/ CHARLES D. BRUMMEL
                              ------------------------------------------------
                              Charles D. Brummel, Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1999:



/s/Edgar B. Martin
---------------------------------------------------------------
Edgar B. Martin, President and Chief Operating Officer



/s/Ron L. Farnsworth
----------------------------------------------------------------
Ron L. Farnsworth, Vice President and Chief Financial Officer



/s/William A. Lansing                      /s/Kenneth C. Messerle
----------------------------              -----------------------------
William A. Lansing, Director              Kenneth C. Messerle, Director



/s/Glenn A. Thomas                        /s/Charles D. Brummel
----------------------------              -----------------------------
Glenn A. Thomas, Director                 Charles D. Brummel, Director



/s/Ronald C. LaFranchi                    /s/R.T. Green
-----------------------------             -----------------------------
Ronald C. LaFranchi, Director             R.T. Green, Director



/s/Robert Fullhart
-----------------------------
Robert Fullhart, Director