Form 10-Q
period 1999-03-31
SECURITY BANK HOLDING CO
filed 1999-05-04
CIK 879116

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the quarterly period ended March 31, 1999 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from _______to_________
                     .

      Commission file number    0-27590

                   SECURITY BANK HOLDING COMPANY
        (Exact name of issuer as specified in its charter)

          Oregon                              93-0800253
          ------                              ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

      170 S. Second St., Coos Bay, Oregon              97420
      -----------------------------------              -----
     (Address of Principal Executive Offices)        (Zip Code)

                           (541) 267-5356
                           --------------
                     (Issuer's telephone number)


Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X  NO
                                                ----   ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                        Outstanding at April 30, 1999
      Common Stock, $5.00 par value            4,458,263

===================================================================

                    Form 10-Q Table of Contents



      Part I

Item 1.  Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Part II

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on form 8-K

      Signatures

                   PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

           SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS)

ASSETS                                              Mar. 31, 1999  Dec. 31, 1998
                                                    -------------  -------------
                                                      (Unaudited)
Cash and cash equivalents:
   Cash and due from banks                               $  9,258   $ 10,686
   Federal funds sold                                      18,347      7,667
                                                         --------   --------
      Total cash and cash equivalents                      27,605     18,353

Investment securities available for sale                   78,044     87,575
Loans, net                                                145,304    142,209
Mortgage loans held for sale, at cost which
 approximates market                                        4,254      5,920
Net investment in direct financing leases                   2,578      2,813
Premises and equipment, net                                11,080     10,518
Federal Home Loan Bank stock, at cost                       2,063      2,007
Federal Reserve Bank stock, at cost                           649        649
Other assets                                                4,690      3,595
                                                         --------   --------
      Total assets                                       $276,267   $273,639
                                                         ========   ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand                                               $ 39,458   $ 40,539
    NOW accounts                                           34,282     35,777
    Money market accounts                                  44,283     40,883
    Savings accounts                                       22,200     21,341
    Time deposit                                           93,211     88,255
                                                          -------   --------
      Total deposits                                      233,434    226,795

Securities sold under agreements to repurchase              7,573     10,388
Short term borrowings                                         118         32
Other borrowings                                              800       --
Other liabilities                                           3,632      5,168
                                                         --------   --------
      Total liabilities                                   245,557    242,383
                                                         --------   --------

Minority interest in subsidiary                             2,219      2,224
Shareholders' equity:
   Nonvoting preferred stock, $5 par value
      Authorized 5,000,000 shares; none issued               --         --
   Voting preferred stock, $5 par value
      Authorized 5,000,000 shares; none issued               --         --
   Common stock, $5 par value
      Authorized 10,000,000 shares - issued and outstanding
      4,458,183 shares in 1999 (4,451,196 shares in 1998)  22,291     22,256
Surplus                                                     3,899      3,863
Retained earnings                                           2,167      2,454
Accumulated other comprehensive income                        134        459
                                                         --------   --------
      Total shareholders' equity                           28,491     29,032
                                                         --------   --------

Total liabilities, minority interest and shareholders'
equity                                                   $276,267   $273,639
                                                         ========   ========


    See accompanying notes to consolidated financial statements

           SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (UNAUDITED-DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    Three months ended March 31,
                                                             1999       1998
                                                          -------    -------
Interest income:
   Interest on loans                                       $3,372     $3,294
   Interest and dividends on securities:
      Taxable                                                 918      1,101
      Exempt from Federal income tax                          192        187
   Dividend income on Federal Home Loan Bank stock             39         39
   Dividend income on Federal Reserve Bank stock               10         --
   Interest on Federal funds sold                             150        226
   Income on direct financing leases                           63         70
                                                          -------    -------
        Total interest income                               4,744      4,917

Interest expense:
   Deposits
      NOW                                                     119        114
      Money market                                            377        313
      Savings                                                 122        117
      Time                                                  1,143      1,155
   Securities sold under agreements to repurchase              92         83
   Short term borrowings                                        3          6
   Federal Home Loan Bank borrowings                           --        223
                                                            -----     ------
        Total interest expense                              1,856      2,011
                                                            -----      -----

      Net interest income                                   2,888      2,906
Provision for loan losses                                     104         61
                                                         --------    -------
      Net interest income after provision for loan losses   2,784      2,845

Other income:
   Service charges on deposit accounts                        312        281
   Gain on sale/call of investments available for sale, net   184          2
   Loan servicing fees                                         77         61
   Sold real estate loan fees                                 631        609
   Other                                                      196        180
                                                            -----        ---
      Total other income                                    1,400      1,133

Other expense:
   Salaries and employee benefits                           1,971      1,746
   Occupancy of bank premises                                 207        191
   Furniture and equipment                                    227        235
   Professional fees                                          175        214
   FDIC assessment                                              7          8
   Supplies                                                   135         90
   ESOP compensation                                           --        168
   Other                                                      560        532
                                                           ------     ------
      Total other expense                                   3,282      3,184
                                                           ------     ------

      Income before provision for income taxes                902        794
Provision for income taxes                                    302        284
                                                             ----       ----
      Net income before minority interest                     600        510
Net (income) loss attributable to minority interest             5        (9)
                                                             ----       ----
      Net income                                             $605       $501
                                                             ====       ====
      Net income per share - Basic                           $.14       $.12
                                                             ====       ====
      Net income per share - Diluted                         $.14       $.12
                                                             ====       ====

     See accompanying notes to consolidated financial statements

           SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                (UNAUDITED-DOLLARS IN THOUSANDS)


                                                    Three months ended March 31,
                                                             1999       1998
                                                             ----       ----

Net Income                                                   $605       $501

Other comprehensive income, net of income tax:

      Unrealized loss on investment securities              (325)       (30)
                                                             ----       ----

Comprehensive income                                         $280       $471
                                                             ====       ====


     See accompanying notes to consolidated financial statements

                               SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (DOLLARS IN THOUSANDS)

                                                                             Accumulated
                              Common Stock                        Unearned     Other          Total
                                                       Retained  ESOP Shares Comprehensive  Shareholders'
                            Shares   Amount  Surplus   Earnings   At Cost      Income         Equity
                            ------   ------  -------   --------   -------      ------         ------

Balance, Dec. 31, 1997   4,442,097  $22,210   $1,596    $5,629    $(1,469)      $457         $28,423

Net loss                        --       --       --    (1,549)         --        --         (1,549)

Dividends                       --       --       --    (1,626)         --        --         (1,626)

Sale of common stock         3,579       18      (1)         --         --        --              17

Stock options exercised      5,520       28        3         --         --        --              31

Release of ESOP shares          --       --    2,265         --      1,469        --           3,734

Unrealized gain on securities
   available for sale           --       --       --         --         --         2               2
                         ---------------------------------------------------------------------------
Balance, Dec. 31, 1998   4,451,196  $22,256   $3,863     $2,454        $--      $459         $29,032

(UNAUDITED)

Net income                      --       --       --        605         --        --             605

Dividends                       --       --       --      (892)         --        --           (892)

Sale of common stock         6,987       35       36         --         --        --              71

Unrealized loss on securities
       available for sale       --       --       --         --         --     (325)           (325)
                         ---------------------------------------------------------------------------
Balance, March 31, 1999  4,458,183  $22,291   $3,899     $2,167        $--      $134         $28,491
                         ===========================================================================

                     See accompanying notes to consolidated financial statements

           SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED-DOLLARS IN THOUSANDS)
                                                    Three months ended March 31,
                                                             1999       1998
                                                             ----       ----
Cash flows provided by operating activities:
Net income                                                   $605       $501
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                              265        206
   Deferred taxes related to
    available for sale securities                             207         19
   Provision for loan losses                                  104         61
   Origination of mortgage loans held for sale           (30,230)   (30,490)
   Proceeds from mortgage loans sold                       31,896     29,626
   Net gain on call of investment securities
    available for sale                                      (184)        (2)
   Federal Home Loan Bank stock dividend                     (38)       (35)
   ESOP related compensation expense                           --        227
   (Increase) decrease in other assets                    (1,095)         93
   (Decrease) increase in other liabilities               (1,536)        707
    Minority interest in subsidiary                           (5)          9
                                                             ----       ----
           Net cash (used in) provided by
            operating activities                             (11)        922

Cash flows from investing activities:
   Purchase of investment securities
    available for sale                                   (16,428)    (5,833)
   Proceeds from sale of securities
    available for sale                                     17,470         --
   Proceeds from maturities and call of investment
    securities available for sale                           8,029     12,297
   Net loan originations (repayments)                       (635)        975
   Purchase of participations                             (2,564)         --
   Additions to premises and equipment                      (715)      (834)
   Purchase of Federal Home Loan Bank stock                  (18)       (21)
   Originations of direct financing leases                   (94)      (165)
   Gross payments on direct financing leases                  329        264
                                                            -----      -----
           Net cash provided by investing activities        5,374      6,683

Cash flows from financing activities:
   Net increase in deposits                                 6,639      1,781
   Decrease in securities sold with agreements to
    repurchase                                            (2,815)      (711)
   Decrease of Federal Home Loan Bank borrowings               --    (2,000)
   Increase in other borrowings                               800         --
   Proceeds from issuance of common stock                      71         41
   Payment of dividends                                     (892)      (812)
   (Decrease) increase in short term borrowings                86      (297)
                                                           ------     ------
      Net cash provided by (used in) financing activities   3,889    (1,998)

      Net increase in cash and cash equivalents             9,252      5,607

Cash and cash equivalents at beginning of period           18,353     29,252
                                                           ------     ------
Cash and cash equivalents at end of period               $ 27,605   $ 34,859
                                                         ========   ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
        Interest                                           $1,839     $2,011
        Income taxes                                          $22        $58
Supplemental disclosures of investing activities:
   Unrealized loss on investment
        securities available for sale, net of tax          $(325)       (30)
   Loans transferred to other real estate owned               $--        $--

            See accompanying notes to consolidated financial statements

           SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


(1)  Basis of Financial Statement Presentation
     -----------------------------------------
The interim consolidated financial statements include the accounts of Security Bank Holding Company (the Company), a bank holding company, its wholly-owned subsidiaries, Security Bank, Pacific State Bank (Pacific State) and Family Security Bank (Family Security), its majority-owned subsidiaries, Lincoln Security Bank (Lincoln Security) and McKenzie State Bank (McKenzie State), and Security Bank's wholly-owned subsidiary, Alland, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim consolidated financial statements are not audited, but include all adjustments that the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates. The balance sheet data as of December 31, 1998 was derived from audited financial statements, but does not include all disclosures contained in the Company's 1998 Annual Report to Shareholders. The interim consolidated financial statements should be read in conjunction with the December 31, 1998 consolidated financial statements, including the notes thereto, included in the Company's 1998 Annual Report to Shareholders. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.


(2)  Earnings Per Share
     ------------------
Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. For the three months ended March 31, 1998 the weighted average number of common shares outstanding did not include 384,784 shares held by the Company's ESOP as these shares had not been allocated to participant accounts, nor had they been committed to be released. The weighted average number of common shares outstanding for basic earnings per share computations were 4,451,209 and 4,060,135 at March 31, 1999 and 1998, respectively. For diluted earnings per share, 25,791 and 44,004 were added to weighted average shares outstanding for 1999 and 1998, respectively, representing potential dilution for stock options outstanding, calculated using the treasury stock method.


(3)   Other Borrowings
      ----------------
At March 31, 1999 the Company had $800,000 in borrowings from a third party bank. The one year, $1,000,000 Draw Note Line of Credit was secured to complete the capitalization of Oregon State Bank, which commenced operations on April 1, 1999. The Draw Note Line of Credit is a variable rate note based on prime, which was 7.75% at March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


For the Quarter ended March 31, 1999 and 1998

GENERAL. Net income increased to $605,000 for the three months ended March 31, 1999 from $501,000 for the same period in 1998, a 21% increase. The increase in net income is mostly attributable to increases in other income due to gains on the sale of investment securities available for sale and an increase in service charge income on deposit accounts due to an increase in average deposits, coupled with no ESOP compensation expense in 1999 as the Company deleveraged the ESOP in December 1998.

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

Net interest  income before the provision for loan losses  decreased  $18,000 or
 .62% for the three months ended March 31, 1999 over the same period in 1998. Of the net decrease of $18,000, an increase in volume accounted for an increase in net interest income of $42,000, while a decrease in spread accounted for a decrease in net interest income of $60,000. Average interest earning assets increased $4.5 million, while average interest bearing liabilities increased $5.9 million. The increase in average interest earning assets and interest bearing liabilities resulted from an increase in deposits, offset by a decrease in average borrowings from the Federal Home Loan Bank of $14.6 million.

The average net interest spread decreased from 4.61% to 4.54%, mainly due to decreased average earning asset yields which declined 43 basis points from 8.12% to 7.69%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period decreasing asset yields. In addition, certain fixed rate loans and investments have refinanced/repriced at the lower rates over the period. Average rates paid decreased 35 basis points to 3.16% in the first quarter of 1999 from 3.51% in the first quarter of 1998, primarily from a reduction in deposit cost, and the repayment of all Federal Home Loan Bank advances in December 1998. The Company's net interest margin for the first quarter of 1999 was 4.68%, a decrease of 12 basis points from 4.80% for the first quarter of 1998.

PROVISION FOR LOAN LOSSES. The loan loss provision during the three-month period ended March 31, 1999, was $104,000 and $61,000 for the same period in 1998. The increase is primarily due to maintaining the reserve balance at 1.5% of total loans at March 31, 1999 as compared to 1% at March 31, 1998. The increase in the reserve ratio to 1.5% in December 1998 was in response to regulatory recommendations, which did not address specific loans within the Bank's portfolio, but rather recommended the reserve be increased to more closely match the Company's peer group. The loss reserve ratio for the Company's peer group ranges from 1.2% to 1.5%. Net charge-offs during the three month periods were $29,000 and $45,000 for 1999 and 1998, respectively.

Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $2,369,000 at March 31, 1999, as compared to $1,445,000 at March 31, 1998.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $796,000 and $1,085,000 at March 31, 1999 and 1998, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income increased 24% to $1,400,000 for the three months ended March 31, 1999 as compared to $1,133,000 for the same period in 1998. The increase in other income is due to gains on the sale of investment securities available for sale and an increase in service charge income on deposit accounts due to an increase in average deposits. The Company utilized overnight borrowings at December 31, 1998 to pay-off longer term Federal Home Loan Bank advances in December 1998. In January 1999, facing the possibility of a rising interest rate environment, the Company sold approximately $8 million in investments available for sale to repay the overnight borrowings.

OTHER EXPENSE. Other expense (including ESOP Compensation expense as discussed below) increased 3% to $3,282,000 for the three months ended March 31, 1999 compared to $3,184,000 for the same period in 1998. Salaries and employee benefits, the largest non interest expense, increased 12.9%. The increase in salaries is primarily due to the addition of McKenzie State Bank in November 1998, and of staff to support the growth with the new banks. Additional increases were experienced in other expense resulting from the Company's overall growth strategy.

ESOP COMPENSATION EXPENSE. The Company sponsors an Employee Stock Ownership Plan
(ESOP), a leveraged employee-retirement benefit plan which owns approximately 22% of the common stock of the Company. In 1998, the ESOP debt was repaid in full, thereby releasing all remaining shares for allocation and reducing ESOP compensation expense to zero for 1999.

FINANCIAL CONDITION
Total assets have remained relatively constant from December 31, 1998, increasing $2,628,000 to $276.3 million at March 31, 1999.

Net loans and leases increased in the period from $150.9 million at December 31, 1998 to $152.1 million at March 31, 1999. The increase is due to the growth strategy of the Company and the addition of the new banks, McKenzie State Bank and Oregon State Bank. McKenzie State Bank's net loans increased $1.6 million to $3.2 million at March 31, 1999 compared to $1.6 million at December 31, 1998.

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

The increase in premises and equipment during the first quarter of 1999 results from expansion activities underway by the Company. Additions represent costs incurred at McKenzie State Bank and for the construction of the new main branch of Security Bank in Coos Bay, Oregon.

Deposit growth has continued for the first quarter of 1999, increasing $6.6 million to $233.4 million at March 31, 1999, compared to $226.8 million at December 31, 1998. The growth in 1999 has been predominantly in money market and time deposits.

Securities sold under agreements to repurchase decreased $2.8 million to $7.6 million at March 31, 1999, compared to $10.4 million at December 31, 1998. The decrease is related to the payoff of Federal Home Loan Bank (FHLB) borrowings in 1998. As these securities were no longer required as collateral for FHLB borrowings, the securities were sold to reduce Federal Funds Purchased.

Other borrowings increased to $800,000 at March 31, 1999. The increase is due to borrowings from a third party bank to complete the capitalization of Oregon State Bank, which commenced operations April 1, 1999.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base. A further source of liquidity is the Company's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $11.0 million for the purchase of funds on an overnight basis. The Company is also a member of the Federal Home loan Bank which provides a secured line of credit in the amount of $55.4 million, and other funding opportunities for liquidity and asset/liability matching. Over the past four years these lines have been used periodically. As of March 31, 1999 no funds were borrowed under the Company's unsecured lines of credit and no funds were borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investable cash is invested on a short-term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.

CAPITAL RESOURCES
Beginning in 1990, federal regulators required the calculation of Risk-based Capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum total Risk-based Capital ratio of 8.00%, a minimum Tier 1 Capital Ratio of 4.00% and a minimum Leverage Capital Ratio of 4.00%.

At March 31, 1999, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 17.34%, Tier 1 Capital Ratio of 16.10% and Leverage Capital Ratio of 10.82%. This was compared to 17.15%, 15.94% and 10.72% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1998. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

OVERVIEW. Interest rate, credit, and operations risks are the most significant risks impacting the Company's performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities. The Company relies on loan reviews, prudent loan underwriting standards and an adequate reserve for loan loss to mitigate credit risk.

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

"Exposure" is the change in pre-tax earnings, over a 12-month period, when the Fed Funds rate changes. "Leverage" is the Company's exposure calculated as a percent of capital and therefore is expressed in terms of a pre-tax Return on Equity.

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

Interest rate risk is calculated quarterly and reported to the Asset/Liability Management Committee and then to the respective Boards of Directors. Significant changes in the structure of the Company's finances can be modeled during the quarters to ensure continued compliance with these policy limits. At no time during 1998 were these limitations exceeded. Management has assessed these limits and believes that there has been no material change since December 31, 1998.

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


Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits.
           The following exhibit is being filed here with:
           Exhibit 27 Financial Data Schedule

      (b)  Reports on Form 8-K.
           None.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:    April 30, 1999.

                               SECURITY BANK HOLDING COMPANY


                               By:  /s/ Charles D. Brummel
                                   ------------------------------------
                                  Charles D. Brummel
                                  Chairman and Chief Executive Officer