Form 10-Q
period 1999-06-30
SECURITY BANK HOLDING CO
filed 1999-08-13
CIK 879116

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [No Fee Required]

      For the quarterly period ended June 30, 1999 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [No Fee Required]

      For the transition period from_______________ to________________


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
YES    X      NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                      Outstanding at July 30, 1999
      Common Stock, $5.00 par value             4,458,333

==============================================================================

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
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

ASSETS                                          June 30, 1999  Dec. 31, 1998
------                                          -------------  -------------
                                                  (Unaudited)
Cash and cash equivalents:
   Cash and due from banks                            $9,530     $10,686
   Federal funds sold                                  7,916       7,667
                                                       -----       -----
      Total cash and cash equivalents                 17,446      18,353

Investment securities available for sale              81,765      87,575
Loans, net                                           164,700     140,123
Mortgage loans held for sale, at cost which
approximates market                                    6,340       5,920
Net investment in direct financing leases              2,828       2,813
Purchased mortgage servicing rights                    2,448       2,086
Premises and equipment, net                           12,605      10,518
Federal Home Loan Bank stock, at cost                  2,100       2,007
Federal Reserve Bank stock, at cost                      797         649
Other assets                                           4,302       3,595
                                                       -----       -----
      Total assets                                  $295,331    $273,639
                                                    ========    ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Liabilities:
  Deposits:
    Demand                                           $48,876     $40,539
    NOW accounts                                      33,960      35,777
    Money market accounts                             46,366      40,883
    Savings accounts                                  22,231      21,341
    Time deposit                                      96,022      88,255
                                                      ------      ------
    Total deposits                                   247,455     226,795

Securities sold under agreements to repurchase        11,935      10,388
Short term borrowings                                    491          32
Other borrowings                                         800          --
Other liabilities                                      2,948       5,168
                                                       -----       -----
      Total liabilities                              263,629     242,383
                                                     -------     -------
Minority interest in subsidiaries                      3,368       2,224
Shareholders' equity:
   Nonvoting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued            --          --
   Voting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued            --          --
   Common stock, $5 par value.
      Authorized 10,000,000 shares - issued and
      outstanding 4,458,293 shares in 1999
      (4,451,196 shares in 1998)                      22,291      22,256
Surplus                                                3,899       3,863
Retained earnings                                      2,732       2,454
Accumulated other comprehensive (loss) income          (588)         459
                                                       ----          ---
      Total shareholders' equity                      28,334      29,032
                                                      ------      ------
Total liabilities, minority interest and
shareholders' equity                                $295,331     273,639
                                                    ========     =======


    See accompanying notes to condensed consolidated financial statements.

                 SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Quarter Ended  Six Months Ended
                                                   June 30,         June 30,
                                                1999     1998      1999     1998
                                                ----     ----      ----     ----
Interest income:
   Interest on loans                          $3,704   $3,344    $7,077   $6,638
   Income on direct financing leases              60       70       124      140
   Interest and dividends on securities:
      Taxable                                    899    1,005     1,819    2,094
      Exempt from Federal income tax             184      201       376      387
      Dividend income on Federal Home Loan
      Bank stock                                  38       36        74       76
      Dividend income on Federal Reserve
      Bank stock                                  12       --        21       --
      Interest on Federal funds sold             116      331       266      569
                                                 ---      ---       ---      ---
         Total interest income                 5,013    4,987     9,757    9,904
                                               -----    -----     -----    -----
Interest expense:
   Deposits
      NOW                                        124      121       243      235
      Money market                               388                765      624
      Savings                                    132      126       254      243
      Time                                     1,113    1,187     2,256    2,342
   Securities sold under agreements to
      repurchase                                 113       78       205      161
   Short term borrowings                           6        5         9       11
   Federal Home Loan Bank borrowings              --      216        --      439
     Other borrowings                             15       --        15       --
                                                  --       --        --       --
         Total interest expense                1,891    2,044     3,747    4,055
                                               -----    -----     -----    -----

      Net interest income before provision
      for loan losses                          3,122    2,943     6,010    5,849
Provision for loan losses                        117       63       221      124
                                                 ---       --       ---      ---
      Net interest income                      3,005    2,880     5,789    5,725
                                               -----    -----     -----    -----
Other income:
   Service charges on deposit accounts           315      290       627      571
   Gain on sale/call of investments available
      for sale, net                               --        3       184        5
   Loan servicing fees                            83       62       160      123
   Sold real estate loan fees                    578      628     1,210    1,237
   Other                                         330      213       525      392
                                                 ---      ---       ---      ---
      Total other income                       1,306    1,196     2,706    2,328
                                               -----    -----     -----    -----

Other expense:
   Salaries and employee benefits              2,122    1,690     4,092    3,436
   Occupancy of bank premises                    259      204       466      395
   Furniture and equipment                       351      224       578      459
   Professional fees                              56      183       236      397
   FDIC assessment                                 7        5        15       13
   Supplies                                      164       79       300      169
   ESOP compensation                              --      168        --      335
   Other                                         585      497     1,139    1,029
                                                 ---      ---     -----    -----
      Total other expense                      3,544    3,050     6,826    6,233
                                               -----    -----     -----    -----
         Income before provision for
           income taxes                          767    1,026     1,669    1,820
Provision for income taxes                       286      365       588      649
                                                 ---      ---       ---      ---
         Net income before minority interest 481 661 1,081 1,171 Net loss (income) attributable to minority
           interest                               84      (12)       89     (21)
                                                  --      ---        --      ---
         Net income                             $565     $649    $1,170   $1,150
                                                ====     ====    ======   ======

         Net income per share - basic          $0.13    $0.16     $0.26    $0.28
                                               =====    =====     =====    =====
         Net income per share - diluted        $0.13    $0.16     $0.26    $0.28
                                               =====    =====     =====    =====

5% stock dividend declared July 22, 1999.


     See accompanying notes to condensed consolidated financial statements.

                 SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (UNAUDITED - DOLLARS IN THOUSANDS)

                                                 Quarter Ended  Six Months Ended
                                                    June 30,        June 30,
                                                    --------        --------
                                                1999     1998      1999     1998
                                                ----     ----      ----     ----

Net Income                                      $565     $649    $1,170   $1,150

Other comprehensive income, net of income tax:

Unrealized  loss on  investment securities
(Net of tax of $437 and $1 for the
quarter ended June 30, 1999 and 1998
and $644 and $10 for the Six months ended
June 30, 1999 and 1998, respectively.)         (722)      (2)   (1,047)     (32)
                                                ----       --    ------      ---
Comprehensive (loss) income                   $(157)     $647      $123   $1,118
                                              ======     ====      ====   ======


     See accompanying notes to condensed consolidated financial statements.

                 SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED - DOLLARS IN THOUSANDS)
                                                       Six months ended June 30,
                                                              1999          1998
                                                              ----          ----
Cash flows provided by operating activities:
Net income                                                  $1,170        $1,150
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
   Depreciation                                                439           352
   Net amortization of investment premiums/discounts           254            49
   Deferred tax expense (benefit)                              277         (798)
   Provision for loan losses                                   221           124
   Origination of mortgage loans held for sale            (59,831)      (58,546)
   Proceeds from mortgage loans sold                        59,411        58,076
   Net gain on call/sale of investment securities
   available for sale                                        (184)           (5)
   Federal Home Loan Bank stock dividend                      (75)          (72)
   ESOP related compensation expense                            --         454
   Increase in mortgage servicing rights                     (362)       (719)
   Increase in other assets                                  (707)        (31)
   (Decrease) increase in other liabilities                (1,853)       1,403
    Net (income) loss attributable to minority interest       (89)          21
                                                              ---           --
            Net cash (used in) provided by
            operating activities                           (1,329)         1,458

Cash flows from investing activities:
   Purchase of investment securities available for sale   (25,592)      (17,302)
   Proceeds from sale of securities available for sale      17,471         5,016
   Proceeds from maturities and call of investment
   securities available for sale                            12,170        17,891
   Net loan (originations) repayments                     (19,807)         1,098
   Purchase of participations                              (4,991)            --
   Additions to premises and equipment                     (2,526)       (1,381)
   Purchase of Federal Home Loan Bank stock                   (18)          (21)
   Purchase of Federal Reserve Bank stock                    (148)            --
   Originations of direct financing leases                   (807)         (483)
   Gross payments on direct financing leases                   792           451
                                                               ---           ---
            Net cash (used in) provided by
            investing activities                          (23,456)         5,269

Cash flows from financing activities:
   Net increase in deposits                                 20,660         7,068
   (Decrease) increase in securities sold with
   agreements to repurchase                                  1,547         (852)
   Decrease of Federal Home Loan Bank borrowings                --       (2,000)
   Increase in other borrowings                                800            --
   Proceeds from issuance of common stock                       71            72
   Payment of dividends                                      (892)         (812)
   Minority interest in subsidiaries                         1,233            --
   (Decrease) increase in short term borrowings                459          (12)
                                                               ---          ---
            Net cash provided by financing activities       23,878         3,464

            Net (decrease) increase in cash and
            cash equivalents                                 (907)        10,191
Cash and cash equivalents at beginning of period            18,353        29,252
                                                            ------        ------
Cash and cash equivalents at end of period                 $17,446       $39,443
                                                           =======       =======

Supplemental  disclosures of cash flow information:

Cash paid during the period for:
            Interest                                        $3,417        $4,026
            Income taxes                                      $136          $638

Supplemental disclosures of investing activities:
   Unrealized loss on investment
   securities available for sale, net of tax              $(1,047)          (32)
   Loans transferred to other real estate owned                $--           $--

     See accompanying notes to condensed consolidated financial statements.

                 SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


(1)  Basis of Financial Statement Presentation
     -----------------------------------------
The interim condensed consolidated financial statements include the accounts of Security Bank Holding Company (the Company), a bank holding company, its wholly-owned subsidiaries, Security Bank, Pacific State Bank (Pacific State) and Family Security Bank (Family Security), its majority-owned subsidiaries, Lincoln Security Bank (Lincoln Security), McKenzie State Bank (McKenzie State), and Oregon State Bank (Oregon State), and Security Bank's wholly-owned subsidiary, Alland, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements are not audited, but include all adjustments that the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates. The balance sheet data as of December 31, 1998 was derived from audited financial statements, but does not include all disclosures contained in the Company's 1998 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1998 consolidated financial statements, including the notes thereto, included in the Company's 1998 Annual Report to Shareholders. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.


(2)  Earnings Per Share
     ------------------
Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. For the quarter and six months ended June 30, 1998 the weighted average number of common shares outstanding did not include 384,784 and 455,824 shares respectively, held by the Company's ESOP as these shares had not been allocated to participant accounts, nor had they been committed to be released. Stock options outstanding for diluted earnings per share are calculated using the treasury stock method. The following table presents information relating to the weighted average number of common shares outstanding for all periods presented for both basic and diluted earnings per share calculations:
                                           Three months            Six months
                                          ended June 30,          ended June 30,
                                          --------------          --------------
                                          1999      1998         1999       1998
                                          ----      ----         ----       ----

Weighted average shares - basic      4,458,269 4,063,441    4,457,609  4,061,797

Potential dilution of stock options     24,487    33,569       25,127     34,476
                                        ------    ------       ------     ------

Weighted average shares - diluted    4,482,756 4,097,010    4,482,736  4,096,273


(3)   Other Borrowings
      ----------------
At June 30, 1999 the Company had $800,000 in borrowings from a third party bank. The one year, renewable, $1,000,000 Draw Note Line of Credit was secured to complete the capitalization of Oregon State Bank, which commenced operations on April 1, 1999. The Draw Note Line of Credit is a variable rate note based on prime, which was 7.75% at June 30, 1999 and is due March 31, 2000.

                 SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

(4)   Segment Information
The following table presents summary income and balances for reportable segments and reconciles segments to the company's consolidated totals for the quarter ended June 30, 1999.

                              Commercial  Mortgage                  Intersegment
                                 Banking   Banking  Administration  Eliminations   Consolidated
                                 -------   -------  --------------  ------------   ------------
Interest Income                   $5,032       $--             $--         $(19)         $5,013
Interest Expense                   1,895        --              15          (19)          1,891
                                   -----        --              --          ----          -----
  Net interest income
    before provision               3,137        --            (15)            --          3,122
Provision for loan loss              117        --              --            --            117
                                     ---        --              --            --            ---
  Net interest income              3,020        --            (15)            --          3,005

Non-interest income                  706       662             955       (1,017)          1,306

Other non-interest expense         2,912       532             533         (433)          3,544
                                   -----       ---             ---         -----          -----

   Income before taxes and
    minority interest                814        130            407         (584)            767

Income taxes                         315        49            (78)            --            286
                                     ---        --            ----            --            ---

  Income before minority interest    499        81             485         (584)            481

Loss attributable to minority interest--        --              --            84             84
                                      --        --              --            --             --

  Net income                        $499       $81            $485        $(500)           $565
                                    ====       ===            ====        ======           ====


The following table presents summary income and balances for reportable segments and reconciles segments to the company's consolidated totals for the six months ended June 30, 1999.

                              Commercial  Mortgage                  Intersegment
                                 Banking   Banking  Administration  Eliminations   Consolidated
                                 -------   -------  --------------  ------------   ------------
Interest Income                   $9,779       $--             $12         $(34)         $9,757
Interest Expense                   3,766        --              15          (34)          3,747
                                   -----        --              --          ----          -----
  Net interest income
    before provision               6,013        --             (3)            --          6,010
Provision for loan loss              221        --              --            --            221
                                     ---        --              --            --            ---
  Net interest income              5,792        --             (3)            --          5,789

Non-interest income                1,476     1,362           2,008       (2,140)          2,706

Other non-interest expense         5,150     1,046           1,320         (690)          6,826
                                   -----       ---           -----         -----          -----

   Income before taxes and
    minority interest              2,118       316             685       (1,450)          1,669

Income taxes                         757       114           (283)            --            588
                                     ---        --           -----            --            ---

  Income before minority interest  1,361       202             968       (1,450)          1,081

Loss attributable to minority interest--        --              --            89             89
                                      --        --              --            --             --

  Net income                      $1,361      $202            $968      $(1,361)         $1,170
                                  ======      ====          ======      ========         ======

The following table presents summary income and balances for reportable segments and reconciles segments to the company's consolidated totals for the quarter ended June 30, 1998.

                              Commercial  Mortgage                  Intersegment
                                 Banking   Banking  Administration  Eliminations   Consolidated
                                 -------   -------  --------------  ------------   ------------

Interest Income                   $4,948       $--             $40          $(1)         $4,987
Interest Expense                   2,045        --              --           (1)          2,044
                                   -----        --              --           ---          -----
  Net interest income
    before provision               2,903        --              40            --          2,943
Provision for loan loss               63        --              --            --             63
                                      --        --              --            --             --
Net interest income                2,840        --              40            --          2,880

Non-interest income                  639       690           1,076       (1,209)          1,196
Other non-interest expense         2,049       465             829         (293)          3,050
                                   -----       ---             ---         -----          -----

   Income before taxes and
    minority interest              1,430       225             287         (916)          1,026

Income taxes                         502        79           (216)            --            365
                                     ---        --           -----            --            ---

  Income before minority interest    928       146             503         (916)            661

Loss attributable to minority interest--        --              --          (12)           (12)
                                      --        --              --          ----           ----

  Net income                        $928      $146            $503        $(928)           $649
                                    ====      ====            ====        ======           ====


The following table presents summary income and balances for reportable segments and reconciles segments to the company's consolidated totals for the six months ended June 30, 1998.

                              Commercial  Mortgage                  Intersegment
                                 Banking   Banking  Administration  Eliminations   Consolidated
                                 -------   -------  --------------  ------------   ------------

Interest Income                   $9,858       $--             $47          $(1)         $9,904
Interest Expense                   4,056        --              --           (1)          4,055
                                   -----        --              --           ---          -----
  Net interest income
    before provision               5,802        --              47            --          5,849
Provision for loan loss              124        --              --            --            124
                                     ---        --              --            --            ---
  Net interest income              5,678        --              47            --          5,725

Non-interest income                1,231     1,373           2,062       (2,338)          2,328

Other non-interest expense         4,112       956           1,707         (542)          6,233
                                   -----       ---           -----         -----          -----

   Income before taxes and
    minority interest              2,797       417             402       (1,796)          1,820

Income taxes                         980       147           (478)            --            649
                                     ---       ---           -----            --            ---

  Income before minority interest  1,817       270             880       (1,796)          1,171

Loss attributable to minority interest--        --              --          (21)           (21)
                                      --        --              --          ----           ----

  Net income                      $1,817      $270            $880      $(1,817)         $1,150
                                  ======      ====            ====      ========         ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FOR THE QUARTER ENDED JUNE 30, 1999 AND 1998

GENERAL. Net income decreased to $565,000 for the three months ended June 30, 1999 from $649,000 for the same period in 1998, a 13% decrease. The decrease in net income is attributable to the Company's new investments in McKenzie State and Oregon State, which commenced operations in November 1998 and April 1999, respectively.

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

Net interest income before the provision for loan losses increased $179,000 or 6% for the three months ended June 30, 1999 over the same period in 1998. Of the increase of $179,000, an increase in volume accounted for an increase of $197,000 offset by a decrease in asset yield of $18,000. Average interest earning assets increased $10.5 million, while average costing liabilities increased $11.4 million. The increase in average interest earning assets and interest bearing liabilities resulted from increases in loans, deposits, and fed funds purchased, offset by a decrease in average borrowings from the Federal Home Loan Bank of $14 million.

The average net interest spread increased from 4.68% to 4.80%, mainly due to the repayment of all Federal Home Loan Advances in December 1998. Average rates paid decreased 41 basis points to 3.07% in the second quarter of 1999 from 3.48% in the second quarter of 1998, primarily from a reduction in deposit cost, and the repayment of all Federal Home Loan Bank advances. In addition, average earning asset yields decreased 29 basis points from 8.16% to 7.87%. The low/flat interest rate yield curve and increased competitive pressures caused variable rate repricing on assets over the period decreasing asset yields. The Company's net interest margin for the second quarter of 1999 was 4.90%, an increase of 8 basis points from 4.82% for the second quarter of 1998.

PROVISION FOR LOAN LOSSES. The loan loss provision during the three month period ended June 30, 1999, was $117,000 and $63,000 for the same period in 1998. The increase is primarily due to higher reserve levels at June 30, 1999 as compared to June 30, 1998. The increase in the reserve ratio to 1.5% in December 1998 was in response to regulatory recommendations, which did not address specific loans within the Bank's portfolio, but rather recommended the reserve be increased to more closely match the Company's peer group. The loss reserve ratio for the Company's peer group ranges from 1.2% to 1.5%. At June 30, 1999 the consolidated loan loss reserve ratio was 1.39% of total loans, due to the additions of McKenzie State Bank and Oregon State Bank with loss reserve ratios of .91% and
 .37% at June 30, 1999. The underwriting standards and types of loans at McKenzie State Bank and Oregon State Bank are of the same quality as the other banks and the loss reserve ratios will be increased to 1.5% over a period of three years, as management does not anticipate significant losses during the start-up phase.

Net charge-offs during the three month periods were $28,000 and $120,000 for 1999 and 1998, respectively.

Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $2,459,000 at June 30 1999, as compared to $1,389,000 at June 30 1998.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $851,000 and $886,000 at June 30, 1999 and 1998, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income increased 9% to $1,306,000 for the three months ended June 30, 1999 as compared to $1,196,000 for the same period in 1998. The increase in other income is due primarily to increased fee income. Increases were also experienced in service charge income on deposit accounts due to an increase in average deposits, and loan servicing fees resulting from increases in the mortgage servicing portfolio.

OTHER EXPENSE. Other expense (including ESOP Compensation expense as discussed below) increased 16% to $3,544,000 for the three months ended June 30, 1999 compared to $3,050,000 for the same period in 1998. Salaries and employee benefits, the largest non-interest expense, increased $432,000 or 25.6%. The increase in salaries is primarily due to the additions of McKenzie State Bank and Oregon State Bank, and of staff to support the growth with the new banks. Additional increases were experienced in fixed assets and other expense resulting from the Company's overall growth strategy.

ESOP COMPENSATION EXPENSE. The Company sponsors an Employee Stock Ownership Plan
(ESOP), an employee-retirement benefit plan which owns approximately 22% of the common stock of the Company. In December 1998, the ESOP debt was repaid in full, thereby releasing all remaining shares for allocation and reducing ESOP compensation expense to zero for 1999.


FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

GENERAL. Net income increased to $1,170,000 for the six months ended June 30, 1999 from $1,150,000 for the same period in 1998, a 1.7% increase. The increase in net income is mostly attributable to increases in other income due to gains on the sale of investment securities available for sale and an increase in fee income, coupled with no ESOP compensation expense in 1999 as the Company deleveraged the ESOP in December 1998.

NET INTEREST INCOME. Net interest income before the provision for loan losses increased $161,000 or 2.8% for the six months ended June 30, 1999 over the same period in 1998. Of the increase of $161,000, an increase in volume accounted for an increase of $199,000 offset by a decrease in spread of $38,000. Average interest earning assets increased $7.1 million, while average interest costing liabilities increased $8.6 million. The increase in average interest earning assets and interest bearing liabilities resulted from increases in loans, deposits, and fed funds purchased, offset by a decrease in average borrowings from the Federal Home Loan Bank of $14 million.

The average net interest spread increased from 4.67% to 4.70%, mainly due to the repayment of all Federal Home Loan Advances in December 1998. Average rates paid decreased 38 basis points to 3.11% for the six months ended June 30, 1999 from 3.48% for the same period of 1998, primarily from a reduction in deposit cost, and the repayment of all Federal Home Loan Bank advances. In addition, average earning asset yields decreased 34 basis points from 8.16% to 7.82%. The low/flat interest rate yield curve and increased competitive pressures caused variable rate repricing on assets over the period decreasing asset yields. The Company's net interest margin for the six months ended June 30, 1999 was 4.81%, a decrease of 1 basis point from 4.82% for the same period of 1998.

PROVISION FOR LOAN LOSSES. The loan loss provision during the six-month period ended June 30, 1999, was $221,000 and $124,000 for the same period in 1998. The increase is primarily due to higher reserve levels at June 30, 1999 as compared to June 30, 1998. The increase in the reserve ratio to 1.5% in December 1998 was in response to regulatory recommendations, which did not address specific loans within the Bank's portfolio, but rather recommended the reserve be increased to more closely match the Company's peer group. The loss reserve ratio for the Company's peer group ranges from 1.2% to 1.5%. Net charge-offs during the six month periods were $56,000 and $165,000 for 1999 and 1998, respectively.

Management believes the loan loss provision maintains the reserve for loan losses at an appropriate level. The reserve for loan losses was $2,459,000 at June 30, 1999, as compared to $1,389,000 at June 30, 1998.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $851,000 and $886,000 at June 30, 1999 and 1998, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income increased 16% to $2,706,000 for the six months ended June 30, 1999 as compared to $2,328,000 for the same period in 1998. The increase in other income is due to gains on the sale of investment securities available for sale and an increase in fee income. The Company utilized overnight borrowings at December 31, 1998 to pay-off longer term Federal Home Loan Bank advances in December 1998. In January 1999, facing the possibility of a rising interest rate environment, the Company sold approximately $8 million in investments available for sale to repay the overnight borrowings.

OTHER EXPENSE. Other expense (including ESOP Compensation expense as discussed below) increased 9.5% to $6,826,000 for the six months ended June 30, 1999 compared to $6,233,000 for the same period in 1998. Salaries and employee benefits, the largest non interest expense, increased 19%. The increase in salaries is primarily due to the addition of McKenzie State Bank and Oregon State Bank, and of staff to support the growth with the new banks. Additional increases were experienced in fixed assets and other expense resulting from the Company's overall growth strategy.

ESOP COMPENSATION EXPENSE. The Company sponsors an Employee Stock Ownership Plan
(ESOP), an employee-retirement benefit plan which owns approximately 22% of the common stock of the Company. In December 1998, the ESOP debt was repaid in full, thereby releasing all remaining shares for allocation and reducing ESOP compensation expense to zero for 1999.

FINANCIAL CONDITION
Total assets have increased 8% to $295.3 million at June 30, 1999 compared to $273.6 million at December 31, 1998.

Net loans and leases increased in the period from $148.9 million at December 31, 1998 to $173.9 million at June 30, 1999. The increase is due to the growth strategy of the Company and the addition of the new banks, McKenzie State Bank and Oregon State Bank. McKenzie State Bank's net loans increased $4.5 million to $6.1 million at June 30, 1999 compared to $1.6 million at December 31, 1998 and Oregon State Bank's net loans increased to $4.3 million at June 30, 1999.

The increase in premises and equipment during the second quarter of 1999 results from expansion activities underway by the Company. Additions represent costs incurred at McKenzie State Bank, Oregon State Bank, and for the construction of the new main branch of Security Bank in Coos Bay, Oregon.

Deposit growth has continued for the second quarter of 1999, increasing $20.7 million to $247.5 million at June 30, 1999, compared to $226.8 million at December 31, 1998. The growth in 1999 has been predominantly in money market and demand deposits.

Securities sold under agreements to repurchase increased $1.5 million to $11.9 million at June 30, 1999, compared to $10.4 million at December 31, 1998. The increase is due to an increase in fed funds purchased, used to fund asset growth, and an increase in commercial repurchase agreements.

Short term borrowings increased $459,000 to $491,000 at June 30, 1999 compared to $32,000 at December 31, 1999. The increase is due to Treasury, Tax and Loan receipts which fluctuate seasonally.

Other borrowings increased to $800,000 at June 30, 1999. The increase is due to borrowings from a third party bank to complete the capitalization of Oregon State Bank, which commenced operations April 1, 1999.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base. A further source of liquidity is the Company's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $11.0 million for the purchase of funds on an overnight basis. The Company is also a member of the

Federal Home loan Bank which provides a secured line of credit in the amount of $55.4 million, and other funding opportunities for liquidity and asset/liability matching. Over the past four years these lines have been used periodically. As of June 30, 1999 no funds were borrowed under the Company's unsecured lines of credit and no funds were borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investable cash is invested on a short-term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.

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

At June 30, 1999, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 16.22%, Tier 1 Capital Ratio of 15.04% and Leverage Capital Ratio of 10.69%. This was compared to 17.15%, 15.94% and 10.72% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1998. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

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

ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The total financial effect of these year 2000 challenges on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. The Company will upgrade or replace certain automated systems before the year 2000; however some of these systems would have been replaced before the year 2000 without regard to year 2000 compliance issues, due to technology updates and Company expansion. In 1998, the Company budgeted $160,000 for Year 2000 related costs and has expensed $25,000 in Year 2000 related costs at June 30, 1999.

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

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many companies with stock traded on a national stock exchange. Although it is impossible to identify every possible risk that the Company may face moving into the new millennium, Management has to date identified the following potential risks:

      1. Commercial banks,such as the Company, may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the year 2000, and interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the Company to change its sources of funding and could materially impact future earnings. The Company has incorporated a contingency plan for addressing this situation, should it occur, into
      its asset and liability management policies.   This plan includes
      maintaining the ability to borrow funds in an amount at least equal to 50% of the Company's allowed borrowing from the Federal Home Loan Bank of Seattle. Significant demand for funds by other banks could reduce the amount of funds available for the Company to borrow. If insufficient funds are available from a Federal Home Loan Bank or other correspondents, the Company may also sell investment securities or other liquid assets to meet liquidity needs. Despite these efforts, a significant deposit contraction could materially impact the Company's earnings or future operations, particularly if funds availability at the Federal Home Loan Bank is impaired.

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

The Company defines interest sensitivity (or interest rate risk)as the risk that the Company's earnings or capital will change when interest rates change. Market, or economic risk, by comparison, is the risk that the value of the Company's assets will change when interest rates change. To ensure consistent measurement, the Company has developed comprehensive Asset and Liability Management policies that are followed by all affiliate banks.

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

      Asset sensitive...... 4.0%

      Liability sensitive.. 2.0%

There is a lower risk limit for liability sensitivity because, in a liability sensitive Company, interest rate risk and market risk move in the same direction, thereby exaggerating the impact of changing rates. If the Company were asset sensitive, these two risks would tend to offset each other.

Interest rate risk is calculated quarterly and reported to the Asset/Liability Management Committee and then to the respective Boards of Directors. Significant changes in the structure of the Company's finances can be modeled during the quarters to ensure continued compliance with these policy limits. At no time during 1998 and 1999 were these limitations exceeded. Management has assessed these limits and believes that there has been no material change since
December 31, 1998.

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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      An annual meeting of the shareholders of Security Bank Holding Company was held on April 14, 1999, in Coos Bay, Oregon. Matters voted upon by the shareholders were the election of two Directors for three year terms to expire in the year 2002. A quorum was reached, and the results of the election are as follows:
                                   # votes for       # votes against
                                   -----------       ---------------
      Charles D. Brummel            3,812,255               4,570
      Kenneth C. Messerle           3,814,705               2,120

      As a result of the vote, each of the Directors above were elected for a three year term to expire in the year 2002. There were 18,782 shares abstained and 4,570 withheld.


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


DATED:    July 30, 1999.

                                    SECURITY BANK HOLDING COMPANY


                                    By:   /s/ Charles D. Brummel
                                          ----------------------
                                          Charles D. Brummel
                                          Chairman and Chief Executive Officer