Form 10-Q
period 1999-09-30
SECURITY BANK HOLDING CO
filed 1999-11-15
CIK 879116

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             Form 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

      For the quarterly period ended September 30, 1999 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
      ACT OF 1934 [No Fee Required]

      For the transition period from ______ to _______.

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

                           (541) 267-5356
                           --------------
                      (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X  NO
                                                 ---    ---



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                       Outstanding at October 31, 1999
           -----                       -------------------------------
      Common Stock, $5.00 par value            4,681,042

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Signatures

                   PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements.

           SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS                                 September 30, 1999    Dec. 31, 1998
------                                 ------------------    -------------
                                           (UNAUDITED)
Cash and cash equivalents:
   Cash and due from banks                   $10,307           $10,686
   Federal funds sold                         12,395             7,667
                                              ------             -----
      Total cash and cash equivalents         22,702            18,353

Investment securities available for sale      85,025            87,575
Loans, net                                   168,498           140,123
Mortgage loans held for sale, at cost
which approximates market                      6,682             5,920
Net investment in direct financing leases      2,746             2,813
Purchased mortgage servicing rights            2,660             2,086
Premises and equipment, net                   12,813            10,518
Federal Home Loan Bank stock, at cost          2,138             2,007
Federal Reserve Bank stock, at cost              789               649
Other assets                                   3,999             3,595
                                               -----             -----
      Total assets                          $308,052          $273,639
                                            ========          ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand                                   $49,168           $40,539
    NOW accounts                              35,853            35,777
    Money market accounts                     50,211            40,883
    Savings accounts                          22,879            21,341
    Time deposit                             102,130            88,255
                                             -------           -------
      Total deposits                         260,241           226,795
------

Securities sold under agreements to
repurchase                                    12,267            10,388
Short term borrowings                            500                32
Other borrowings                                 800                --
Other liabilities                              2,243             5,168
                                               -----             -----
      Total liabilities                      276,051           242,383
                                             -------           -------

Minority interest in subsidiaries              3,281             2,224
Shareholders' equity:
   Nonvoting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued    --                --
   Voting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued    --                --
   Common stock, $5 par value.
      Authorized 10,000,000 shares -
      issued and outstanding 4,681,037 shares
      in 1999 (4,451,196 shares in 1998)      23,405            22,256
Surplus                                        4,720             3,863
Retained earnings                              1,211             2,454
Accumulated other comprehensive (loss) income  (616)               459
                                               ----                ---

      Total shareholders' equity              28,720            29,032
                                              ------            ------

Total liabilities, minority interest and
shareholders' equity                        $308,052          $273,639
                                            ========          ========


    See accompanying notes to condensed consolidated financial statements.

            SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      (UNAUDITED-DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          Quarter Ended      Nine Months Ended
                                           September 30,       September 30,
                                           -------------       -------------
                                           1999    1998        1999    1998
                                           ----    ----        ----    ----
Interest income:
   Interest on loans                     $3,997  $3,369     $11,060 $10,007
   Income on direct financing leases         60      78         184     218
   Interest and dividends on securities:
      Taxable                             1,018   1,003       2,837   3,097
      Exempt from Federal income tax        182     223         558     610
      Dividend income on Federal Home Loan
      Bank stock                             38      36         112     112
      Dividend income on Federal Reserve
      Bank stock                             12       7          33       7
      Interest on Federal funds sold        107     359         367     928
                                            ---     ---         ---     ---
        Total interest income             5,414   5,075      15,151  14,979
                                          -----   -----      ------  ------
Interest expense:
   Deposits
      NOW                                   138     126         381     361
      Money market                          461     343       1,226     967
      Savings                               145     136         399     379
      Time                                1,203   1,179       3,459   3,521
   Securities sold under agreements to
   repurchase                               118      94         316     255
   Short term borrowings                      5       6          13      17
   Federal Home Loan Bank borrowings         --     206          --     645
   Other borrowings                          16      --          32      --
                                             --      --          --      --
        Total interest expense            2,086   2,090       5,826   6,145
                                          -----   -----       -----   -----

      Net interest income before provision
      for loan losses                     3,328   2,985       9,325   8,834
Provision for loan losses                   164      68         385     192
                                            ---      --         ---     ---
      Net interest income                 3,164   2,917       8,940   8,642
                                          -----   -----       -----   -----

Other income:
   Service charges on deposit accounts      333     322         960     893
   (Loss) gain on sale/call of investments
   available for sale, net                  (1)       4         183       9
   Loan servicing fees                       84      65         243     188
   Sold real estate loan fees               589     644       1,798   1,881
   Other                                    285     237         825     629
                                            ---     ---         ---     ---
      Total other income                  1,290   1,272       4,009   3,600
                                          -----   -----       -----   -----

Other expense:
   Salaries and employee benefits         2,140   1,677       6,231   5,113
   Occupancy of bank premises               268     201         734     596
   Furniture and equipment                  380     257         959     716
   Professional fees                        207     162         453     559
   FDIC assessment                            7       6          25      19
   Supplies                                 145     103         444     272
   ESOP compensation                         --      68          --     403
   Other                                    663     487       1,790   1,516
                                            ---     ---       -----   -----
      Total other expense                 3,810   2,961      10,636   9,194
                                          -----   -----      ------   -----
        Income before provision for
        income taxes                        644   1,228       2,313   3,048
Provision for income taxes                  222     373         810   1,022
                                            ---     ---         ---   -----
        Net income before minority interest 422     855       1,503   2,026
Net (income) loss attributable to minority
interest                                    (3)    (20)          86    (41)
                                            --     ---           --     ---
        Net income                         $419    $835      $1,589  $1,985
                                           ====    ====      ======  ======

        Net income per share - basic      $0.09   $0.19       $0.34   $0.46
                                          =====   =====       =====   =====
        Net income per share - diluted    $0.09   $0.19       $0.34   $0.46
                                          =====   =====       =====   =====

*Earnings per share for 1998 restated for 1999 stock dividend.


     See accompanying notes to condensed consolidated financial statements.

           SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 (UNAUDITED-DOLLARS IN THOUSANDS)

                                          Quarter Ended      Nine Months Ended
                                           September 30,       September 30,
                                           -------------       -------------
                                           1999    1998        1999    1998
                                           ----    ----        ----    ----

Net Income                                $419     $835      $1,589  $1,985

Other comprehensive income, net of income tax:

Unrealized (loss) gain on investment
securities (Net of tax of $16 and $104 for
the quarter ended September 30, 1999 and
1998 and $660 and $125 for the nine months
ended September 30, 1999 and 1998,
respectively.)                             (28)     257     (1,075)     226
                                           ---      ---      ------     ---

Comprehensive income                       $391  $1,092        $514  $2,211
                                           ====  ======        ====  ======


     See accompanying notes to condensed consolidated financial statements.

            SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (UNAUDITED-DOLLARS IN THOUSANDS)
                                                 Nine months ended September 30,
                                                        1999            1998
                                                        ----            ----
Cash flows provided by operating activities:
Net income                                            $1,589          $1,985
Adjustments to reconcile net income to net cash
used in operating activities:
   Depreciation                                          776             528
   Net amortization of investment premiums/discounts     396              83
   Deferred tax expense (benefit)                        267            (74)
   Provision for loan losses                             385             192
   Origination of mortgage loans held for sale      (87,584)        (83,262)
   Proceeds from sale of mortgage loans held for sale 86,822          82,925
   Net gain on sale of fixed assets                     (13)              --
   Net gain on call/sale of investment securities
   available for sale                                  (183)             (8)
   Federal Home Loan Bank stock dividend               (113)           (108)
   ESOP related compensation expense                      --             577
   Increase in mortgage servicing rights               (574)           (891)
   Increase in other assets                            (404)         (2,592)
   (Decrease) increase in other liabilities          (2,481)             282
    Net (loss) income attributable to minority interest (86)              41
                                                         ---              --
             Net cash used in operating activities   (1,199)           (322)
                                                      ------            ----

Cash flows from investing activities:
   Purchase of investment securities available
   for sale                                         (37,473)        (28,014)
   Proceeds from  sale  of  securities  available
   for  sale1                                         19,648           5,016
   Proceeds  from maturities and call of investment
   securities available for sale                      18,376          26,546
   Net loan originations                            (21,215)            (45)
   Purchase of participations                        (7,545)           (694)
   Additions to premises and equipment, net          (3,058)         (2,280)
   Purchase of Federal Home Loan Bank stock             (18)            (21)
   Purchase of Federal Reserve Bank stock              (148)           (483)
   Redemption of Federal Reserve Bank stock                8              --
   Originations of direct financing leases           (1,112)           (599)
   Gross payments on direct financing leases           1,179             664
                                                       -----             ---
             Net cash (used in) provided by
             investing activities                   (31,362)              90
                                                     -------              --

Cash flows from financing activities:
   Net increase in deposits                           33,446          10,611
   Increase in securities sold with agreements to
   repurchase                                          1,879             936
   Decrease of Federal Home Loan Bank borrowings          --         (3,000)
   Increase in other borrowings                          800              --
   Proceeds from issuance of common stock              2,006             447
   Payment of dividends                              (2,832)         (1,625)
   Minority interests investments in subsidiaries      1,143              --
   Increase (decrease) in short term borrowings          468           (376)
                                                         ---           ----
             Net cash provided by financing
             activities                               36,910           6,993
                                                      ------           -----
             Net increase in cash and cash
             equivalents                               4,349           6,761
Cash and cash equivalents at beginning of period      18,353          29,252
                                                      ------          ------
Cash and cash equivalents at end of period           $22,702         $36,013
                                                     =======         =======

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
             Interest                                 $5,668          $6,123
             Income taxes                               $647            $934
Supplemental disclosures of investing activities:
   Unrealized (loss) gain on investment
   securities available for sale, net of tax        $(1,075)             226
   Loans transferred to other real estate owned          $--             $--

           See accompanying notes to condensed consolidated financial statements.

           SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

(1)  Basis of Financial Statement Presentation
     -----------------------------------------
The interim condensed consolidated financial statements include the accounts of Security Bank Holding Company (the Company), a bank holding company, its wholly-owned subsidiaries, Security Bank, Pacific State Bank (Pacific State) and Family Security Bank (Family Security), its majority-owned subsidiaries, Lincoln Security Bank (Lincoln Security), McKenzie State Bank (McKenzie State), and Oregon State Bank (Oregon State), and Security Bank's wholly-owned subsidiary, Alland, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements include all adjustments, consisting of normal reoccurring adjustments, that the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates. The balance sheet data as of December 31, 1998 was derived from audited financial statements, but does not include all disclosures contained in the Company's 1998 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1998 consolidated financial statements, including the notes thereto, included in the Company's 1998 Annual Report to Shareholders. Certain amounts for 1998 have been reclassified to conform with the 1999 presentation. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

(2)   Stock Dividend
      --------------
On July 22, 1999, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 20, 1999 to stockholders of record on August 6, 1999. The dividend was charged to retained earnings in the amount of $1.1 million, which was based on the fair value of the Company's common stock. In addition to the 5% stock dividend, the Company increased the number of stock options and purchase rights under the 1995 Stock Option Plan by 5% and reduced the exercise prices accordingly. All references to weighted average shares outstanding, per share amounts, stock purchase rights, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 5% stock dividend and its retroactive effect.

(3)  Earnings Per Share
     ------------------
Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. For the quarter and nine months ended September 30, 1998 the weighted average number of common shares outstanding did not include 384,784 shares held by the Company's ESOP as these shares had not been allocated to participant accounts, nor had they been committed to be
released.   Stock  options  outstanding for diluted earnings per share are calculated using the treasury stock method. The following table presents information relating to the weighted average number of common shares outstanding for all periods presented for both basic and diluted earnings per share calculations:

                           Three months ended September 30,      Nine months ended September 30,
                           --------------------------------      -------------------------------
                                    1999             1998                 1999            1998
                                    ----             ----                 ----            ----
Weighted average shares - basic  4,680,894        4,288,914            4,680,508       4,285,948

Potential dilution of stock options *6,170           29,197             **15,592          31,726
                                     -----           ------               ------          ------

Weighted average shares-diluted  4,687,064        4,318,111            4,696,100       4,317,674
                                 =========        =========            =========       =========

*Options to purchase 77,700 shares of common stock at $8.50 and $12.62 per share were outstanding during the third quarter 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

** Options to purchase 132,825 shares of common stock at $8.33-$12.62 per share were outstanding during 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

           SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

(4)  Other Borrowings
     ----------------
At June 30, 1999 the Company had $800,000 in borrowings from a third party bank. The one year, renewable, $1,000,000 Draw Note Line of Credit was secured to complete the capitalization of Oregon State Bank, which commenced operations on April 1, 1999. The Draw Note Line of Credit is a variable rate note with interest based on prime. Interest was 8.25% at September 30, 1999. The note is due March 31, 2000.

(5)  Segment Information
     -------------------
The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended September 30, 1999.

                       Commercial  Mortgage                 Intersegment
                          Banking   Banking Administration  Eliminations  Consolidated
                          -------   ------- --------------  ------------  ------------
Interest Income            $5,449       $--         $--            $(35)        $5,414
Interest Expense            2,104        --          17             (35)         2,086

                            -----        --          --             ----         -----
  Net interest income
    before provision        3,345        --        (17)               --         3,328
Provision for loan loss       164        --          --               --           164
                              ---        --          --               --           ---
  Net interest income       3,181        --        (17)               --         3,164

Non-interest income           739       644       1,041          (1,134)         1,290

Other non-interest expense  2,897       534         840            (461)         3,810
                            -----       ---         ---            ----          -----

   Income before taxes and
    minority interest       1,023       110         184            (673)           644

Income taxes                  347        38       (163)               --           222
                              ---        --       -----               --           ---
Income before minority
interest                      676        72         347            (673)           422

Income attributable to
minority interest              --        --          --              (3)           (3)
                               --        --          --               --            --

  Net income                 $676       $72        $347           $(676)          $419
                             ====       ===        ====           ======          ====

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the nine months ended September 30, 1999.

                       Commercial  Mortgage                 Intersegment
                          Banking   Banking Administration   Eliminations  Consolidated
                          -------   ------- --------------   ------------  ------------
Interest Income           $15,208       $--         $12            $(69)       $15,151
Interest Expense            5,863        --          32             (69)         5,826
                            -----        --          --             ----         -----
  Net interest income
    before provision        9,345        --        (20)               --         9,325
Provision for loan loss       385        --          --               --           385
                              ---        --          --               --           ---
  Net interest income       8,960        --        (20)               --         8,940

Non-interest income         2,228     2,006       3,049          (3,274)         4,009

Other non-interest expense  8,047     1,580       2,160          (1,151)        10,636
                            -----     -----       -----          ------         ------

   Income before taxes and
    minority interest       3,141       426         869          (2,123)         2,313

Income taxes                1,104       152       (446)               --           810
                            -----       ---       -----               --           ---

  Income before minority
  interest                  2,037       274       1,315          (2,123)         1,503

Loss attributable to
minority interest              --        --          --               86            86
                               --        --          --               --            --
  Net income               $2,037      $274      $1,315         $(2,037)        $1,589
                           ======      ====      ======         ========        ======

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended September 30, 1998.

                       Commercial  Mortgage                 Intersegment
                          Banking   Banking  Administration Eliminations  Consolidated
                          -------   -------  -------------- ------------  ------------
Interest Income            $5,039       $--         $36              $--        $5,075
Interest Expense            2,090        --          --               --         2,090
                            -----        --          --               --         -----
  Net interest income
    before provision        2,949        --          36               --         2,985
Provision for loan loss        68        --          --               --            68
                               --        --          --               --            --
Net interest income         2,881        --          36               --         2,917

Non-interest income           690       699       1,161          (1,278)         1,272
Other non-interest expense  2,021       452         788            (300)         2,961
                            -----       ---         ---            ----          -----

   Income before taxes and
    minority interest       1,550       247         409            (978)         1,228

Income taxes                  551        90       (268)               --           373
                              ---        --       -----               --           ---

  Income before minority
  interest                    999       157         677            (978)           855

Income attributable to
minority interest              --        --          --             (20)          (20)
                               --        --          --              ---           ---

  Net income                 $999      $157        $677           $(998)          $835
                             ====      ====        ====           ======          ====

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the nine months ended September 30, 1998.

                       Commercial  Mortgage                 Intersegment
                          Banking   Banking Administration  Eliminations  Consolidated
                          -------   ------- --------------  ------------  ------------
Interest Income           $14,897       $--         $83             $(1)       $14,979
Interest Expense            6,146        --          --              (1)         6,145
                            -----        --          --              ---         -----
  Net interest income
    before provision        8,751        --          83               --         8,834
Provision for loan loss       192        --          --               --           192
                              ---        --          --               --           ---
  Net interest income       8,559        --          83               --         8,642

Non-interest income         1,921     2,072       3,223          (3,616)         3,600

Other non-interest expense  6,133     1,408       2,495            (842)         9,194
                            -----     -----       -----            ----          -----

   Income before taxes and
    minority interest       4,347       664         811          (2,774)         3,048

Income taxes                1,531       237       (746)               --         1,022
                            -----       ---       -----               --         -----

  Income before minority
  interest                  2,816       427       1,557          (2,774)         2,026

Income attributable to
minority interest              --        --          --             (41)          (41)
                               --        --          --             ----          ----

        Net income         $2,816      $427      $1,557         $(2,815)        $1,985
                           ======      ====      ======         ========        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


For the Quarter ended September 30, 1999 and 1998

GENERAL. Net income decreased to $419,000 for the three months ended September 30, 1999 from $835,000 for the same period in 1998, a 50% decrease. The three months ended September 30, 1998 was the second best in the history of the company. Contributing to earnings in 1998 was strong earnings from the Mortgage Company. For the three months ended September 30, 1999, Mortgage Company earnings were down due to increasing interest rates. Additionally, due to the Company's overall growth strategy in 1999, large increases were experienced in other expense (see following discussion on other expense). The new investments in McKenzie State and Oregon State, which commenced operations in November 1998 and April 1999, respectively, also reduced net income for the quarter ended September 30, 1999.

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

Net interest income before the provision for loan losses increased $343,000 or 11% for the three months ended September 30, 1999 over the same period in 1998. Of the increase of $343,000, an increase in volume accounted for an increase of $404,000 offset by a decrease in asset yield of $61,000. Average interest earning assets increased $23.7 million, while average interest bearing liabilities increased $25.9 million. The increase in average interest earning assets and interest bearing liabilities resulted from increases in loans, deposits, fed funds purchased, and other borrowings, offset by a decrease in average borrowings from the Federal Home Loan Bank of $13 million.

The average net interest spread increased from 4.59% to 4.73%, mainly due to the repayment of all Federal Home Loan Advances in December 1998. Average rates paid decreased 34 basis points to 3.10% in the third quarter of 1999 from 3.44% in the third quarter of 1998, primarily from a reduction in deposit cost, and the repayment of all Federal Home Loan Bank advances. In addition, average earning asset yields decreased 20 basis points from 8.03% to 7.83%. The low/flat interest rate yield curve and increased competitive pressures caused variable rate repricing on assets over the period decreasing asset yields. The Company's net interest margin for the third quarter of 1999 was 4.81%, an increase of 9 basis points from 4.72% for the third quarter of 1998.

PROVISION FOR LOAN LOSSES. The loan loss provision during the three month period ended September 30, 1999, was $164,000 and $68,000 for the same period in 1998. The increase is primarily due to higher reserve levels at September 30, 1999 as compared to September 30, 1998. The increase in the reserve ratio to 1.5% in December 1998 was in response to regulatory recommendations, which did not address specific loans within the Bank's portfolio, but rather recommended the reserve be increased to more closely match the Company's peer group. The loss reserve ratio for the Company's peer group ranges from 1.2% to 1.5%. At September 30, 1999 the consolidated loan loss reserve ratio was 1.43% of total loans. This rate is lower than 1.5% due to the additions of McKenzie State Bank and Oregon State Bank with loss reserve ratios of .82% and .67%, respectively, at September 30, 1999. The underwriting standards and types of loans at McKenzie State Bank and Oregon State Bank are of the same quality as the other banks and the loss reserve ratios will be increased to 1.5% over a period of three years, as management does not anticipate significant losses during the start-up phase. There has been no significant change in the mix of loans or the economy since September 30, 1998.

Net charge-offs during the three month periods were $48,000 and $29,000 for 1999 and 1998, respectively.

Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level. The allowance for loan losses was $2,576,000 at September 30, 1999, as compared to $1,428,000 at September 30, 1998.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $1,427,000 and $605,000 at September 30, 1999 and 1998, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income remained fairly constant, increasing slightly to $1,290,000 for the three months ended September 30, 1999 as compared to $1,272,000 for the same period in 1998. The increase in other income is due primarily to loan servicing fees resulting from increase in the mortgage servicing portfolio and increases in other fee income. Increases were offset by losses on investments available for sale and a decrease in sold loan fees.

OTHER EXPENSE. Other expense (including ESOP Compensation expense as discussed below) increased 29% to $3,810,000 for the three months ended September 30, 1999 compared to $2,961,000 for the same period in 1998. Salaries and employee benefits, the largest non-interest expense, increased $463,000 or 28%. The increase in salaries is primarily due to the additions of McKenzie State Bank and Oregon State Bank, and of staff to support the growth of the new banks. Additional increases were experienced in all areas resulting from the Company's overall growth strategy.

ESOP COMPENSATION EXPENSE. The Company sponsors an Employee Stock Ownership Plan
(ESOP), an employee-retirement benefit plan which owns approximately 22% of the common stock of the Company. In December 1998, the ESOP debt was repaid in full, thereby releasing all remaining shares for allocation and reducing ESOP compensation expense to zero for 1999.


For the nine months ended September 30, 1999 and 1998

GENERAL. Net income decreased to $1,589,000 for the nine months ended September 30, 1999 from $1,985,000 for the same period in 1998, a 20% decrease. The decrease in net income is attributable to the Company's overall growth strategy and the new investments in McKenzie State Bank and Oregon State Bank, which commenced operations in November 1998 and April 1999, respectively.

NET INTEREST INCOME. Net interest income before the provision for loan losses increased $491,000 or 6% for the nine months ended September 30, 1999 over the same period in 1998. Of the increase of $491,000, an increase in volume accounted for an increase of $596,000 offset by a decrease in spread of $105,000. Average interest earning assets increased $12.7 million, while average interest costing liabilities increased $14.5 million. The increase in average interest earning assets and interest bearing liabilities resulted from increases in loans, deposits, fed funds purchased, and other borrowings, offset by a decrease in average borrowings from the Federal Home Loan Bank of $13 million.

The average net interest spread increased from 4.65% to 4.71%, mainly due to the repayment of all Federal Home Loan Advances in December 1998. Average rates paid decreased 36 basis points to 3.11% for the nine months ended September 30, 1999 from 3.47% for the same period of 1998, primarily from a reduction in deposit cost, and the repayment of all Federal Home Loan Bank advances. In addition, average earning asset yields decreased 30 basis points from 8.12% to 7.82%. The low/flat interest rate yield curve and increased competitive pressures caused variable rate repricing on assets over the period decreasing asset yields. The Company's net interest margin for the nine months ended September 30, 1999 was 4.81%, an increase of 2 basis points from 4.79% for the same period of 1998.

PROVISION FOR LOAN LOSSES. The loan loss provision during the nine-month period ended September 30, 1999, was $385,000 and $192,000 for the same period in 1998. The increase is primarily due to higher reserve levels at September 30, 1999 as compared to September 30, 1998. The increase in the reserve ratio to 1.5% in December 1998 was in response to regulatory recommendations, which did not address specific loans within the Bank's portfolio, but rather recommended the reserve be increased to more closely match the Company's peer group. The loss reserve ratio for the Company's peer group ranges from 1.2% to 1.5%. There has been no significant change in the mix of loans or the economy since September 30, 1998.

Net charge-offs during the nine month periods were $104,000 and $193,000 for 1999 and 1998, respectively.

Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level. The allowance for loan losses was $2,576,000 at September 30, 1999, as compared to $1,428,000 at September 30, 1998.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $1,427,000 and $605,000 at September 30, 1999 and 1998, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income increased 11% to $4,009,000 for the nine months ended September 30, 1999 as compared to $3,600,000 for the same period in 1998. The increase in other income is due to gains on the sale of investment securities available for sale, increases in fee income, and increases in loan servicing fees resulting from increases in the mortgage servicing portfolio. The Company utilized overnight borrowings at December 31, 1998 to pay-off longer term Federal Home Loan Bank advances in December 1998. In January 1999, facing the possibility of a rising interest rate environment, the Company sold approximately $8 million in investments available for sale to repay the overnight borrowings.

OTHER EXPENSE. Other expense (including ESOP Compensation expense as discussed below) increased 16% to $10,636,000 for the nine months ended September 30, 1999 compared to $9,194,000 for the same period in 1998. Salaries and employee benefits, the largest non interest expense, increased 22%. The increase in salaries is primarily due to the addition of McKenzie State Bank and Oregon State Bank, and of staff to support the growth of the new banks. Additional increases were experienced in most areas resulting from the Company's overall growth strategy.

ESOP COMPENSATION EXPENSE. The Company sponsors an Employee Stock Ownership Plan
(ESOP), an employee-retirement benefit plan which owns approximately 22% of the common stock of the Company. In December 1998, the ESOP debt was repaid in full, thereby releasing all remaining shares for allocation and reducing ESOP compensation expense to zero for 1999.

FINANCIAL CONDITION
Total assets have increased 13% to $308.1 million at September 30, 1999 compared to $273.6 million at December 31, 1998.

Fed funds sold increased to $12.4 million at September 30, 1999, compared to $7.7 million at December 31, 1998. The increase is a result of timing and the additions of McKenzie State Bank and Oregon State Bank.

Net loans and leases increased in the period from $148.9 million at December 31, 1998 to $177.9 million at September 30, 1999. The increase is due to the growth strategy of the Company and the addition of the new banks, McKenzie State Bank and Oregon State Bank. McKenzie State Bank's net loans increased $7.1 million to $8.7 million at September 30, 1999 compared to $1.6 million at December 31, 1998 and Oregon State Bank's net loans increased to $5.7 million at September 30, 1999. The increase in secondary market mortgage originations also caused an increase in purchased mortgage servicing rights, which increased 28% to $2.6 million at September 30, 1999.

The increase in premises and equipment at September 30, 1999 results from expansion activities underway by the Company. Additions represent costs incurred at McKenzie State Bank, Oregon State Bank, and for the construction of the new main branch of Security Bank in Coos Bay, Oregon.

Deposit growth has continued for the third quarter of 1999, increasing $33.4 million to $260.2 million at September 30, 1999, compared to $226.8 million at December 31, 1998. The growth in 1999 has been predominantly in money market and demand deposits, and results from the overall growth strategy of the company.

Securities sold under agreements to repurchase increased $1.9 million to $12.3 million at September 30, 1999, compared to $10.4 million at December 31, 1998. The increase is due to an increase in fed funds purchased, funds used for asset growth, and an increase in commercial repurchase agreements.

Short term borrowings increased $468,000 to $500,000 at September 30, 1999 compared to $32,000 at December 31, 1999. The increase is due to Treasury, Tax and Loan receipts which fluctuate seasonally.

Other borrowings increased to $800,000 at September 30, 1999. The increase is due to borrowings from a third party bank to complete the capitalization of Oregon State Bank, which commenced operations April 1, 1999.

Other liabilities decreased $2.9 million to $2.2 million at September 30, 1999, compared to $5.2 million at December 31, 1998. The decrease is due to the timing of suspense credits, which was unusually high at December 31, 1998.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base. A further source of liquidity is the Company's ability to borrow funds. The Company maintains three unsecured lines of credit totaling $11.0 million for the purchase of funds on an overnight basis. The Company is also a member of the Federal Home loan Bank which provides a secured line of credit in the amount of $55.4 million, and other funding opportunities for liquidity and asset/liability matching. Over the past four years these lines have been used periodically. As of September 30, 1999 no funds were borrowed under the Company's unsecured lines of credit and no funds were borrowed from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investable cash is invested on a short-term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity.

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

At September 30, 1999, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 15.24%, Tier 1 Capital Ratio of 14.13% and Leverage Capital Ratio of 9.84%. This was compared to 17.15%, 15.94% and 10.72% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1998. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

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

RENOVATION AND IMPLEMENTATION. This phase involves obtaining and implementing renovated software application provided by our vendors. As these applications are received and implemented, the Company will test them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout 1999. Although this phase will be substantially complete before the end of 1999, additional follow-up activities may take place in the year 2000 and beyond.

ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The total financial effect of these year 2000 challenges on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. The Company will upgrade or replace certain automated systems before the year 2000; however some of these systems would have been replaced before the year 2000 without regard to year 2000 compliance issues, due to technology updates and Company expansion. In 1998, the Company budgeted $160,000 for Year 2000 related costs and has expensed $50,000 in Year 2000 related costs at September 30, 1999.

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


DATED:    October 31, 1999.

                               SECURITY BANK HOLDING COMPANY


                               By:  /s/ Charles D. Brummel
                                    ----------------------
                                  Charles D. Brummel
                                  Chairman and Chief Executive Officer