Form 10-K405
period 1999-12-31
SECURITY BANK HOLDING CO
filed 2000-03-30
CIK 879116

================================================================================
                                  United States
                      Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-K405
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the fiscal year ended December 31, 1999

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [No Fee Required]

      For the transition period from                      to
                                     --------------------

                         Commission file number 0-27590
                          SECURITY BANK HOLDING COMPANY
                         (Name of issuer in its charter)

      Oregon                                          93-0800253
      ------                                          ----------
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

      170 S. Second St., Coos Bay, Oregon             97420
      ------------------------------------            -----
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X NO
   ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for most recent fiscal year:   $20,905,000
                                       -----------

Aggregate market value of voting Common Stock held by non-affiliates of Registrant as of March 20, 2000: $24,722,158
                                  -----------

Number of shares of Common Stock, $5.00 par value, outstanding as of March 20, 2000: 4,914,942
       ---------

Documents incorporated by reference and parts of Form 10-K into which incorporated: None
              ----

================================================================================

                           Form 10-K Table of Contents

                                                                       Page

    Part I

Item 1. Description of Business                                        4-13

Item 2. Description of Property                                        13-14

Item 3. Legal Proceedings                                              14

Item 4. Submission of Matters to a Vote of Security Holders            14


      Part II

Item 5. Market for Common Equity and Related Stockholder Matters       14

Item 6. Selected Financial Data                                        15-17

Item 7. Management's Discussion and Analysis or Plan of Operation      18-27

Item 7a.Quantitative and Qualitative Disclosures About Market Risk     28-32

Item 8. Financial Statements                                           33-63

Item 9. Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure                            64


      Part III

Item 10.Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act              64-66

Item 11.Executive Compensation                                         67-70

Item 12.Security Ownership of Certain Beneficial Owners and
        Management                                                     71

Item 13.Certain Relationships and Related Transactions                 72

Item 14.Exhibits and Reports on Form 8-K                               73



Signatures                                                             74

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General
-------

Security Bank Holding Company ("SBHC" or "the Company"), incorporated in 1981, is a multi-bank holding company registered under the Bank Holding Company Act of 1956. The administrative office of SBHC is located in Coos Bay, Oregon. SBHC was organized as a holding company for its principa banking subsidiary, Security Bank, a state chartered, FDIC insured commercial bank, through a reorganization completed in April, 1983. Until 1996, SBHC conducted its business primarily through Security Bank, but has recently embarked on a strategy to diversify through investment in banking operations outside of Security Bank's primary market area through wholly- and majority-owned subsidiaries. As part of that strategy, the Company made the following recent investments:

o In 1996, the Company acquired a 68% controlling interest in Lincoln Security Bank, a newly organized state-chartered commercial bank located in Newport, Oregon,

o In 1997, the Company completed the acquisition of Pacific State Bank, a wholly-owned state-chartered commercial bank located in Reedsport, Oregon,

o In 1998, the Company completed the spin-off of the former Brookings-Harbor branch of Security Bank into Family Securit Bank, a newly organized, wholly-owned state-chartered commercial bank,

o In 1998, the Company acquired a 66% controlling interest in McKenzie State Bank, a newly organized state chartered commercial bank located in Springfield, Oregon,

o In 1999, the Company acquired a 69% controllin interest in Oregon State Bank a newly organized state chartered commercial bank located in Corvallis, Oregon.

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

SBHC compete directly with much larger commercial banks, each of which is a subsidiary of a multi-state financial services company, operating in a number of other markets, with more resources than SBHC. In order to compete effectively, SBHC's subsidiary banks attempt to provide more personal customer service than their competitors, and distinguish themselves as the local community bank of choice in their respective markets. This marketing strategy has SBHC to enjoy strong net interest margins. Through its subsidiary community banks, SBHC is able to offer loan and deposit products specifically designed for the markets served by each subsidiary. For example, Security Bank and Pacific State Bank offers products intended to meet the needs of the increasing number of retirees which constitute a high percentage of the new residents in Coos and Douglas Counties. As a result of its business strategy, Security Bank has been the fastest growing bank in its market since 1990, as measured by the rate of increase in total deposits. Pacific State Bank dominates its market with a 63% share.

Security Bank
-------------

Security Bank operated as a single office in Myrtle Point, Oregon, from it's founding in 1919 until 1971, when the Coquille branch was opened. The bank's Bandon Branch was opened in 1974. In 1977, Security Bank's fourth branch was opened in the Bunker Hill area of Coos Bay, and in 1983, the bank merged with Citizens Bank of North Bend, acquiring its fifth branch in North Bend. In 1985, the sixth branch was opened as result of the purchase of the office and assumption of the deposits of a failed institution in the Brookings-Harbor community in Curry County. Also in 1985, Security Bank moved its headquarters to downtown Coos Bay and opened its Coos Bay Mall branch. In 1998, the Company completed the spin-off of the Brookings-Harbor branch of Security Bank to a separate, wholly owned state chartered bank named Family Security Bank. In an effort to continually provide new services, Security Bank established a Trust department in 1998.

Security Bank operates in a competitive market, which has undergone significant economic and demographic changes in the past two decades. During the period of 1979 to 1987, Coos and Curry Counties suffered the loss of large numbers of jobs in the forest products industry. The employment losses led to a 10% population decline in Coos County from 1980 to 1987. The loss of manufacturing workers and their families, together with an influx of retirees as a result of the at-tractiveness of the southern Oregon coast as a retirement location, has led to a rebound of the population generally and a significant increase in the portion of the population age 65 and older. The population over age 65 increased by one-third from 1980 to 1998 to 17% of Coos County's total population, and increased by almost two-thirds to 25% of Curry County's total population. Curry County has the highest percentage of residents over age 65 of any Oregon county. At the same time the economy has shifted to a more diverse base of activity, including a greater role for small businesses.

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

As a result of the ownership of a majority of Lincoln Security's outstanding common stock, SBHC is able to control any corporate decisions requiring approval of Lincoln Security shareholders. At this time, Mr. Brummel, Chairman and Chief Executive Officer of SBHC, and Kenneth Messerle, a director of SBHC, are serving on the Board of Directors of Lincoln Security, with the balance of the Board of Directors being Lincoln County residents. SBHC believes that, like Security Bank, the success of the bank depends on being identified as a local bank that knows and understands the needs of the community it serves. Accordingly, SBHC believes it is important that Lincoln Security have a majority of its board members from the local community who are familiar with Lincoln County and are known by the potential customers which the bank seeks to attract. The presence of local shareholders, and the appointment of predominantly local, Lincoln County directors, are expected to help ensure that Lincoln Security will have the same community commitment and ties that distinguish Security Bank from its
larger statewide competitors.   Although currently SBHC has only two repre-
sentatives on Lincoln Security's Board of Directors, SBHC expects to continue to influence major decisions made by the Board. Further, it is anticipated that Lincoln Security's management will continue to look to SBHC for guidance in managing the administrative affairs of the bank. Nonetheless, Lincoln Security officers oversee day-to-day operations of the bank without significant involvement of SBHC.

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

McKenzie State Bank
-------------------

McKenzie State Bank is a state-chartered bank organized in 1998. McKenzie State Bank was organized by a group of business and professional individuals in the Lane County area as a locally owned commercial bank serving the needs of the city of Springfield, Oregon and Lane County, Oregon. The bank commenced operations on November 16, 1998. McKenzie State engages in a general commercial banking business in Lane County and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.

SBHC facilitated the organization of McKenzie State by purchasing 250,000 shares of McKenzie State's Class B common stock, and 13,560 shares of Class A common stock, representing approximately 66% of the equity of McKenzie State Bank. In 1999, SBHC increased its ownership position to 68%. The remaining equity consists of shares of Class A common stock owned by local investors. The shares of Class A and Class B common stock are identical in all respects, except that the Class A and Class B common stock vote as separate classes in the election of directors with the Class B shares being entitled to vote for a number of directors constituting a mere majority of the directors, and the Class A shares being entitled to vote for the balance of the directors. There is no five-year buy-out agreement at McKenzie State Bank as there is at Lincoln Security Bank. SBHC does not expect to receive dividends on its shares of Class A and B common stock for the foreseeable future, as any earnings of the bank are expected to be retained to fund further growth of the bank.

As a result of the ownership of a majority of McKenzie State's outstanding common stock, SBHC is able to control any corporate decisions requiring approval of McKenzie State shareholders. At this time, Mr. Brummel, Chairman and Chief Executive Officer of SBHC, and Lou Lorenz, a director of Security Bank and Pacific State Bank, are serving on the Board of Directors of McKenzie State, with the balance of the Board of Directors being Lane County residents. SBHC believes that, like all of its affiliate banks, the success of the bank depends on being identified as a local bank that knows and understands the needs of the community it serves. Accordingly, SBHC believes it is important that McKenzie State have a majority of its board members from the local community who are familiar with Lane County and are known by the potential customers which the bank seeks to attract. The presence of local shareholders, and the appointment of predominantly local Lane County directors are expected to help ensure that McKenzie State will have the same community commitment and ties that distinguish Security Bank from its larger statewide competitors. Although currently SBHC has only two representatives on McKenzie State's Board of Directors, SBHC expects to continue to influence major decisions made by the Board. Further, it is anticipated that McKenzie State's management will continue to look to SBHC for guidance in managing the administrative affairs of the bank. Nonetheless, McKenzie State officers oversee day-to-day operations of the bank without significant involvement of SBHC.

Oregon State Bank
-----------------

Oregon State Bank is a state-chartered bank organized in 1999. Oregon State Bank was organized by a group of business and professional individuals in the Benton County area as a locally owned commercial bank serving the needs of the city of Corvallis, Oregon and Benton and Linn Counties. The bank commenced operations on April 1, 1999. Oregon State engages in a general commercial banking business serving Benton and Linn Counties and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.

SBHC facilitated the organization of Oregon State by purchasing 276,760 shares of Oregon State's common stock, representing approximately 69% of the equity of Oregon State Bank. The remaining equity consists of shares of common stock owned by local investors. Oregon State Bank has only one class of common stock. There is no five-year buy-out agreement at Oregon State Bank as there is at Lincoln Security Bank. SBHC does not expect to receive dividends on its shares of common stock for the foreseeable future, as any earnings of the bank are expected to be retained to fund further growth of the bank.

As a result of the ownership of a majority of Oregon State's outstanding common stock, SBHC is able to control any corporate decisions requiring approval of Oregon State shareholders. At this time, Mr. Brummel, Chairman and Chief Executive Officer of SBHC serves on the Board of Directors of Oregon State, with the balance of the Board of Directors being Benton County residents. SBHC believes that, like all of its affiliate banks, the success of the bank depends on being identified as a local bank that knows and understands the needs of the community it serves. Accordingly, SBHC believes it is important that Oregon State have a majority of its board members from the local community who are familiar with Benton and Linn Counties and are known by the potential customers which the bank seeks to attract. The presence of local shareholders, and the appointment of predominantly local Benton County directors are expected to help ensure that Oregon State will have the same community commitment and ties that distinguish Security Bank from its larger statewide competitors. Although currently SBHC has only one representative on Oregon State's Board of Directors, SBHC expects to continue to influence major decisions made by the Board. Further, it is anticipated that Oregon State's management will continue to look to SBHC for guidance in managing the administrative affairs of the bank. Nonetheless, Oregon State officers oversee day-to-day operations of the bank without significant involvement of SBHC.

Security Mortgage:
------------------

Security Mortgage is a department of SBHC which conducts mortgage-banking activities. Security Mortgage sells residential real estate loans into the secondary market, and in most cases retains the related servicing rights.
The servicing portfolio grew to $280 million at December 31, 1999, which will provide ongoing servicing income and a source of new customers in the foreseeable future. Security Mortgage has contributed between 20% and 25% of the net earnings of the Company for the last several years. However, this contribution is expected to decline as the new subsidiary banks increase in size. In addition, increased interest rates tend to slow mortgage origination activity.

See audited financial statements, footnote 19, for financial information by segment.

Business Strategy
-----------------

SBHC seeks to achieve growth in its earning assets, while maintaining a strong return on equity. The strategy for accomplishing those goals is based upon:

      -     Personalized Customer Service

      -     Development of Innovative Products

      -     Diversification into new Geographic Markets

      -     Leverage of "Back-Room" costs across all subsidiaries

PERSONALIZED CUSTOMER SERVICE. SBHC's banking subsidiaries pride themselves on being community bank serving Western Oregon. The banks' personnel are primarily long-time residents, with many years of banking experience in their communities. In an era when larger competitors are minimizing personnel expenses through the use of part-time tellers, centralized loan centers, and electronic technology, the banks remain committed to serving customers through personal service: loan officers and other employees who know and are known by their customers. From the Boards of Directors, who are all resident and active members of their respective communities, to branch tellers, service and accessibility are emphasized. To enhance customer service, SBHC provides "platform banking," which gives employees computer access to customer records and allows them to respond to inquiries efficiently.

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

INNOVATIVE PRODUCTS. SBHC seeks to increase market share through innovative products oriented to the needs of potential customers. As many of the subsidiary banks are still in the initial stages of business development, and therefore are concentrating on basic services, these innovative products are made available to all subsidiary banks through economies of scale within the larger organization. Security Bank provides, for example, specially designed deposit and insurance products for the population over age fifty-five, such as tax-deferred annuities and a certificate of deposit which features a waiver of early withdrawal penalties in the event the funds are needed for health care expenses. SBHC will provide internet banking services starting fiscal 2000 for those who desire it, and currently offers a telephone banking system which allows customers to access their account information and obtain information about bank services by telephone, 24-hours a day. During banking hours, however, employees answer customer telephone calls to maintain personal contact rather than relying upon computerized answering services. The banks also offer combination debit/ATM cards, allowing customers worldwide direct debit and bank ATM network access.

GEOGRAPHIC MARKET EXPANSION. SBHC is acting to diversify and expand its asset base by moving outside of its traditional market areas without losing the personal service and community focus which differentiate it from its competitors. For example, SBHC has opened mortgage loan offices in Bend, and Tigard, Oregon in addition to the main office in Coos Bay, Oregon.

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

In particular, SBHC has identified Roseburg, Oregon as a new market for expansion and further diversification. It is anticipated the Company will organize as new, wholly owned state chartered commercial bank in this community in the first quarter of 2001. Currently, the Company is operating two branches of Security Bank in this market and plans on transferring them to the new Roseburg Bank in 2001.

LEVERAGE OF "BACK-ROOM" COSTS ACROSS ALL SUBSIDIARIES. Given the structure of the Company with separate bank subsidiaries, SBHC will leverage the costs of the "back-room" functions across all of its subsidiaries. "Back-Room" functions include information technology, accounting, investment management human resources, and loan processing. The costs of these functions are relatively fixed at the Holding Company, and are not expected to increase exponentially as the subsidiary banks grow in size. The goal is for each of the subsidiary banks to focus on growing their businesses, while removing the burden of managing these "back-room" functions from their day-to-day operations.

Economic Conditions and Demographics
------------------------------------

SBHC and its subsidiary banks primarily receive deposits and make loans in Coos, Curry, Lincoln, Douglas, Lane, Linn and Benton Counties of Oregon. As community banks, they have certain competitive advantages in their local focus, but are also more closely tied to their respective local economies than competitors who serve a number of geographic markets.

COMPETITION
The geographic areas of Oregon served by SBHC and its subsidiaries are highly competitive with respect to both deposits and loans. SBHC competes principally with commercial banks, savings and loan associations, credit unions, mortgage
companies, and other financial institutions.   The major commercial bank
competitors are statewide institutions which are among the largest commercial and savings banks. Each of these competitors is owned by multi-state, multi-billion dollar holding companies. These banks have the advantages of offering their customers services and state-wide banking facilities that SBHC does not offer.

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

SBHC's competition for loans comes principally from commercial banks, savings and loan associations, mortgage companies, finance companies, insurance companies, and other institutiona lenders. Many of its competitors have substantially higher lending limits than those of SBHC's subsidiaries, individually or in the aggregate. SBHC competes for loan origination through the level of interes rates and loan fees charged, the variety of commercial and mortgage loan products, and the efficiency and quality of services provided to borrowers. Lending activity can also be affected by the availability of lendable funds, local and national economic conditions, current interest rate levels, and loan demand. As discussed previously, SBHC and its subsidiaries compete with their larger commercial bank competitors by emphasizing their community bank orientation and efficient personal service to local customers, particularly local lending.

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

The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Security Bank's current CRA rating is "Outstanding," the highest rating awarded. Lincoln Security, Pacific State Bank, Family Security Bank, McKenzie State Bank and Oregon State Bank all have "Satisfactory" ratings.

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

The FDICIA includes provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to the FDICIA, the FDIC implemented a transitional risk based insurance premium system on January 1, 1993. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to BIF. Banks with higher levels of capital and a low degree of supervisory concer are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern.

DIVIDENDS
The principal source of the Company's cash inflow is dividends received from Security Bank and Pacific State Bank, the two largest subsidiary banks. Lincoln Security Bank, Family Security Bank, McKenzie State Bank and Oregon State Bank do not currently pay dividends and are not expected to in the near future, as earnings will be retained to fund future growth. Under the Oregon Bank Act, the Banks are subject to restrictions on their payment of cash dividends to the Company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Under Federal Reserve Bank regulations, the Banks are not permitted to pay dividends in any consecutive three-year period in excess of net income for the same three-yea period. In addition, the amount of the dividend may not be greater than its net undivided profits then on hand, after first deducting (i) all losses; (ii) all bad debts, unless the debts are well-secured,
(a) on which interest for a period of one year is past due and unpaid, and (b) upon which final judgment has been obtained, but for more than one year the judgment has been unsatisfied and interest has not been paid; (iii) all assets or depreciation charged off as required by the Oregon Director; and (iv) all accrued expenses, interest and taxes of the bank.

Family Security Bank, McKenzie State Bank and Oregon State Bank, as part of their organization and membership in the Federal Reserve System, are required to maintain a minimum Tier 1 leverage ratio for the first three years of operations of 7%, 9% and 9%, respectively.

In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. The Banks and the Company are not currently subject to any regulatory restrictions on their dividends other than those noted above.

EMPLOYEES
As of December 31, 1999, SBHC and its subsidiaries had a total of 208 full-time equivalent employees. None of the employees of SBHC or its subsidiaries are subject to a collective bargaining agreement. SBHC and its subsidiaries consider their relationships with their employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

SECURITY BANK MALL FACILITY. Security Bank's Mall Facility is located at 170 S.Second Street, Coos Bay, Oregon. The building and land are owned by the bank. SBHC's consumer lending center and the Information Technology Department occupy the first floor. SBHC's administrative offices occupy the second floor.

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

COQUILLE BRANCH. The Coquille Branch of Security Bank is located at 479 N. Central, Coquille, Oregon. The building and land are owned by the bank.

BANDON BRANCH. The Bandon Branch of Security Bank is located at 1125 Hwy 101, Bandon, Oregon. The building and land are owned by the bank.

BUNKER HILL. Located at 900 Hwy 101 South, Coos Bay, Oregon. The building and land are owned by the bank. The Company's mortgage lending operation occupies this facility.

NORTH BEND PROPERTY. The North Bend Branch of Security Bank is located at 2330 Broadway, North Bend, Oregon. The building and land are owned by the bank.

COOS BAY PROPERTY. The Coos Bay Branch of Security Bank is located at 700 S. Broadway, Coos Bay, Oregon. The building and land are owned by the bank.

ROSEBURG PROPERTY. The Roseburg Branch of Security Bank is located at 567 SE Jackson, Roseburg, Oregon. The building and land are leased from an unaffiliated third party through July 2000, with an option to renew.

WINSTON PROPERTY. The Winston Branch of Security Bank is located at 4900 Grange, Roseburg, Oregon. The land is owned by the bank and a building owned by the bank is currently under construction.

MORTGAGE LENDING OFFICES. SBHC has mortgage lending offices located at 2669 Twin Knolls Drive #201, Bend, Oregon and at 6950 S.W. Hampton St., Suite 100, Tigard, Oregon. The Bend office is leased under a lease agreement which expires July 31, 2001. The Tigard office is leased under a lease agreement which expires June 30, 2002.

LINCOLN SECURITY BANK. Lincoln Security's principal office is located at 1250 North Coast Highway in Newport, Oregon, in a facility owned by the bank and situated on land which is leased from an unaffiliated third party through January 2011. The lease may be renewed by Lincoln Security for two additional 10-year periods. An additional branch is located at 355 NW Alder in Waldport, Oregon. The land is owned by the bank and a temporary facility is currently leased by the bank at that location.

PACIFIC STATE BANK. Pacific State's principal office is located at 1975 Winchester Avenue in Reedsport, Oregon. The building and land are owned by the bank.

FAMILY SECURITY BANK. Family Security Bank's principal office is located at 16271 Hwy 101 South, Brookings, Oregon. The building and land are leased. The lease expires in 2004. The bank also leases additional space for mortgage operations at the same address. In addition, a separate location for proof is leased at 16209 West Hosfeldt, Unit B, Brookings, Oregon.

MCKENZIE STATE BANK. McKenzie State Bank's principal office is located at 52nd and Main Place in Springfield, Oregon. The building and land are owned by the Bank.

OREGON STATE BANK. Oregon State Bank's principal office is located at 415 NW 3rd Avenue in Corvallis, Oregon. The building is owned by the bank and the land is leased from an unaffiliated third party through November 2, 2028.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the NASDAQ National Market System under the symbol "SBHC." The following lists the high, low and closing prices at the end of each period presented. These amounts have been restated for the 5% stock dividend issued August 1999 and the 5% stock dividend declared January 2000.

Fiscal 1997:             High     Low    Close   Cash dividend per share
-----------              ----     ---    -----   -----------------------
  First Quarter......   $10.66   $7.71  $10.31            $0.10
  Second Quarter.....   $11.33   $9.98  $10.20            $0.00
  Third Quarter......   $14.29  $10.20  $13.83            $0.10
  Fourth Quarter.....   $14.74  $11.11  $11.11            $0.00

Fiscal 1998:
-----------
  First Quarter......   $11.56   $9.98  $10.77            $0.18
  Second Quarter.....   $11.11   $8.73   $9.07            $0.00
  Third Quarter......    $9.87   $8.68   $8.85            $0.18
  Fourth Quarter.....    $8.62   $6.71   $7.93            $0.00

Fiscal 1999:
-----------
  First Quarter......    $8.96   $7.82   $8.39            $0.18
  Second Quarter.....    $8.62   $7.49   $7.49            $0.00
  Third Quarter......    $8.57   $6.72   $6.72            $0.00
  Fourth Quarter.....    $7.03   $5.18   $5.71            $0.00

As of March 20, 2000, the Common Stock was held of record by approximately 702 shareholders, a number which does not include beneficial owners who hold shares in "street name."

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with Security Bank Holding Company's consolidated financial statements and the accompanying notes presented in this report. Share and per share data has been restated for the 5% stock dividend issued August 1999 and the 5% stock dividend declared January 2000.

(Dollars in thousands, except per share data)

                                                       Year Ended

                                         1999      1998      1997      1996      1995
                                         ----      ----      ----      ----      ----

Interest income.......................$20,905   $19,995   $20,091   $17,752   $15,933
Interest expense......................  8,089     8,435     8,337     7,037     5,793
                                        -----     -----     -----     -----     -----
    Net interest income before
    provision......................... 12,816    11,560    11,754    10,715    10,140

Provision for loan losses.............     470     1,107       263       232       226
                                          ---     -----       ---       ---       ---
    Net interest income............... 12,346    10,453    11,491    10,483     9,914

Non-interest income...................  5,201     4,968     3,869     3,476     2,423
Other non-interest expense............ 14,724    16,980    11,378     9,574     8,367
                                       ------    ------    ------     -----     -----
Income (loss) before income taxes and
    minority interest.................  2,823   (1,559)     3,982     4,385     3,970
Provision for income taxes............    869       25      1,247     1,353     1,167
                                          ---       --      -----     -----     -----
Income (loss) before minority interest  1,954   (1,584)     2,735     3,032     2,803
Net income attributable to minority
         interest.....................     60       35         30        37        --
                                           --       --         --        --        --
Net income (loss)..................... $2,014  $(1,549)    $2,765    $3,069    $2,803
                                       ======  =======     ======    ======    ======

Per share data:
    Basic income (loss) per share.....   $.41    $(.31)      $.62      $.7       $.73
                                         ====    =====       ====      ===       ====

    Diluted income (loss) per share...   $.41    $(.31)      $.61      $.75      $.73
                                         ====     =====      ====      ====      ====

    Cash dividends per share..........   $.18      $.36      $.20      $.18      $.13
    Year end book value...............  $5.84     $5.92     $6.30     $6.20     $5.39
    Average common equivalent shares
    Outstanding (basic).............4,914,684 4,905,065 4,486,525 4,450,063 4,187,776

Total assets.........................$316,601  $273,639  $270,232  $244,215  $211,181
Total deposits.......................$263,969  $226,795  $213,841  $193,964  $172,917
Total long-term borrowings...........$     --  $     --   $16,000   $17,208   $11,500
Net loans............................$184,102  $142,209  $136,035  $117,719  $104,291
Shareholders' equity..................$28,718   $29,032   $28,423   $25,323   $20,680

SELECTED FINANCIAL DATA CONTINUED

                                                       Year Ended
                                         1999      1998      1997      1996      1995
                                         ----      ----      ----      ----      ----

Financial ratios:
    Return on average assets..........    69%     -.57%     1.06%     1.35%     1.42%
    Return on average equity..........  7.00%    -5.39%    10.40%    13.93%    15.46%
    Average equity to assets..........  9.81%    10.56%    10.20%     9.73%     9.16%
    Cash Dividend yield...............  2.28%     3.27%     2.59%     2.73%     2.73%
    Efficiency ratio.................. 81.72%   102.70%    72.80%    67.50%    66.60%
    Net loans to assets............... 58.15%    51.97%    50.34%    48.20%    49.38%
    Yield on earning assets...........  7.87%     8.04%     8.28%     8.37%     8.58%
    Average rates paid................  3.13%     3.53%     3.61%     3.48%     3.25%
    Net interest spread...............  4.74%     4.51%     4.67%     4.89%     5.32%
    Net interest margin...............  4.82%     4.65%     4.84%     5.05%     5.46%
    Nonperforming assets to total assets  42%      .26%      .28%      .21%      .33%
    Allowance for loan loss to total
    loans.............................  1.39%     1.50%     1.00%     1.07%     1.14%
    Allowance for loan loss to
    nonperforming assets..............199.62%   319.05    189.02%   258.91%   277.31%


QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

                                                           Quarter Ended
                                                            -------------
                                       March 31,  June 30, September 30,  December 31,
                                       ---------  -------- -------------  ------------

1999

Interest income......................     $4,744    $5,013        $5,414        $5,734
Interest expense.....................      1,856     1,891         2,086         2,256
                                           -----     -----         -----         -----
Net interest income before provision       2,888     3,122         3,328         3,478

Provision for loan losses............        104       117           164            85
Non-interest income..................      1,400     1,306         1,290         1,205
Other non-interest expense...........      3,282     3,544         3,810         4,088
                                           -----     -----         -----         -----

Income before income tax.............        902       767           644           510
Provision for income tax.............        302       286           222            59
                                             ---       ---           ---            --
Net income before minority
interest.............................        600       481           422           451
Net loss (income) attributable to
minority interest....................          5        84           (3)           (26)
                                               -        --           ---           ---
Net income...........................       $605      $565          $419          $425
                                            ====      ====          ====          ====

Income per common share (year to date):

    Basic............................       $.13      $.24          $.32          $.41
    Diluted..........................       $.13      $.24          $.32          $.41


                                                            Quarter Ended
                                                            -------------
                                       March 31,  June 30, September 30,  December 31,
                                       ---------  -------- -------------  ------------

1998

Interest income......................     $4,917    $4,987        $5,075        $5,017
Interest expense.....................      2,011     2,044         2,090         2,290
                                           -----     -----         -----         -----
Net interest income before provision       2,906     2,943         2,985         2,726

Provision for loan losses............         61        63            68           915
Non-interest income..................      1,133     1,196         1,271         1,368
Other non-interest expense...........      3,184     3,050         2,960         7,786
                                           -----     -----         -----         -----

Income (loss) before income tax......        794     1,026         1,228        (4,607)
Provision for income tax.............        284       365           373          (997)
                                             ---       ---           ---         -----
Net income (loss) before minority
interest.............................        510       661           855        (3,610)
Net (income) loss attributable to
minority interest....................        (9)      (12)          (20)            76
                                              --       ---          ----            --
Net income (loss)....................       $501      $649          $835       $(3,534)
                                            ====      ====          ====      ========

Income (loss) per common share (year to date):

    Basic............................       $.11      $.25          $.44         $(.31)
    Diluted..........................       $.11      $.25          $.44         $(.31)


                                                            Quarter Ended
                                                            -------------

                                       March 31,  June 30, September 30,  December 31,
                                       ---------  -------- -------------  ------------
1997

Interest income......................     $4,620    $5,046        $5,210        $5,214
Interest expense.....................      1,880     2,114         2,193         2,149
                                           -----     -----         -----         -----
Net interest income before provision       2,740     2,932         3,017         3,065

Provision for loan losses............         76       105            31            52
Non-interest income..................        783       885         1,269           932
Other non-interest expense...........      2,565     2,640         3,067         3,106
                                           -----     -----         -----         -----

Income before income tax.............        882     1,072         1,188           839
Provision for income tax.............        285       357           361           243
                                             ---       ---           ---           ---
Net income before minority
interest.............................        597       715           827           596
Net loss attributable to
minority interest....................          8         9            --            13
                                               -         -            --            --
Net income...........................       $605      $724          $827          $609
                                            ====      ====          ====          ====

Income per common share (year to date):

    Basic............................       $.14      $.30          $.49          $.62
    Diluted..........................       $.14      $.30          $.49          $.61

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the Company's consolidated financial condition and results of operations should be read in conjunction with the selected consolidated financial and other data, the consolidated financial statements, and the related notes to the consolidated financial statements. In addition to historical information, this report contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of the statement. The Company undertakes no obligation to publicly revise or update this report. Readers should carefully review the risk factors described in this and other documents of the Company filed from time to time with the Securities and Exchange Commission.

The consolidated entity includes Security Bank Holding Company (the Company, or
SBHC), a bank holding company, its wholly-owned subsidiaries, Security Bank, Pacific State Bank and Family Security Bank, and its majority owned subsidiaries, Lincoln Security Bank, McKenzie State Bank, Oregon State Bank and Security Bank's wholly-owned subsidiary Alland Inc. Collectively within this document, the consolidated entity is referred to as the Company.

SUMMARY INCOME STATEMENTS

(Dollars in thousands)
                                                       1999       1998      1997
                                                       ----       ----      ----

Interest income.......................              $20,905    $19,995   $20,091
Interest expense......................                8,089      8,435     8,337
                                                      -----      -----     -----
   Net interest income before provision              12,816     11,560    11,754

Provision for loan losses.............                  470      1,107       263
                                                        ---      -----       ---
   Net interest income................               12,346     10,453    11,491

Non-interest income...................                5,201      4,968     3,869
Merger related expense................                    -         10       253
ESOP compensation expense.............                    -      3,499       716
Other non-interest expense............               14,724     13,471    10,409
                                                     ------    -------    ------
   Income (loss) before taxes and minority interest   2,823     (1,559)    3,982

Income taxes..........................                  869         25     1,247
                                                       ----         --     -----
   Income (loss) before minority interest             1,954     (1,584)    2,735

Loss attributable to minority interest                   60         35        30
                                                         --         --        --
   Net income (loss)..................               $2,014    $(1,549)   $2,765
                                                     ======    ========   ======

Return on average assets..............                0.69%     -0.57%     1.06%
Return on average equity..............                7.00%     -5.39%    10.40%
Cash Dividend yield...................                2.28%      3.27%     2.59%

YEAR ENDED DECEMBER 31, 1999 OVER 1998

GENERAL. The Company reported net income of $2,014,000 in 1999, as compared to a net loss in 1998 of $1,549,000. In 1999, the Company commenced operations with the new, majority owned subsidiary Oregon State Bank. The Company incurred a loss of $276,000 associated with this de novo operation, which was expected during the start-up stage of operations. In addition, the Company entered the Salem, Oregon market with plans to open a new, wholly owned subsidiary to be named Willamette Valley Bank (WVB). WVB was scheduled to begin operations in February 2000. However, our results during the pre-opening stage fell short of expectations, both in terms of initial loan production and attracting the talent the Company needed to ensure success in the market. In December 1999, the Company cancelled its expansion plans into Salem. As a result, the Company incurred $282,000 in start up and exit costs in 1999 associated with WVB.

The net loss in 1998 is discussed in detail starting on page 20 of this annual report, and resulted primarily from de-leveraging the Company's ESOP, increasing the loan loss allowance and a change in accounting principal requiring the write-off of organizational costs in the period incurred. Excluding these adjustments, net income for 1998 would have been approximately $2,322,000.

Net income excluding the loss from OSB and the costs associated with WVB would have been approximately $2,473,000, or $0.50 per share in 1999, compared to $2,322,000 or $0.47 per share in 1998. This represents in an increase of $151,000 or 7%.

The growth strategy of the Company through new de novo subsidiary banks has resulted in decreased consolidated earnings during the start-up stages of these operations. The Company currently has two subsidiary banks, Security Bank and Pacific State Bank, that are contributing significant sustainable earnings. Two other banks, Lincoln Security Bank and Family Security Bank, are contributing earnings, but not yet at their long-term sustainable goals. McKenzie State Bank has reached profitability on a monthly basis, and Oregon State Bank is expected to generate monthly profits in the second half of fiscal 2000. The Company plans on capitalizing a new, wholly-owned subsidiary to be named Roseburg Community Banking Company in the first quarter of fiscal 2001. In 1999 the Company opened a new branch of Security Bank in Roseburg, Oregon , and plans to open another one in Winston, Oregon in the first half of fiscal 2000. These two branches are operating under the assumed business name of Roseburg Community Banking Company.

In fiscal 2001, these two branches will be transferred from Security Bank to the newly capitalized Roseburg Community Banking Company. The Company expects to incur the majority of the start-up cost with these operations in fiscal 1999 and fiscal 2000, thereby reducing the start-up impact upon capitalization of the new bank in fiscal 2001.

In addition, the Holding Company has incurred increased costs associated with the back-room functions during this rapid growth stage. However, the strategy of the Company is to control the amount of back-room costs and leverage those costs across the seven subsidiary banks, and increasing the efficiencies as the banks grow in size.

As indicated later in the annual report, total loans and deposits increased 29% and 16%, respectively, at December 31, 1999 as compared to December 31,1998. This growth on the balance sheet has been greater than expectations, and is a direct result of the growth strategy of the Company through de novo start-ups. However, growth on the balance sheet typically comes before growth in earnings. Growth in earnings is expected to increase in a similar fashion over the coming few years.

NET INTEREST INCOME. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings.) Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets. The Company's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since the Company tends to be asset sensitive, as interest earning assets mature or reprice more quickly than interest bearing liabilities in a given period, a significant decrease in the market rates of interest could adversely affect net interest income. In contrast, an increasing interest rate environment could favorably impact net interest income. Competition and the economy also impact the Company's net interest income.

Net interest income before the provision for loan losses increased $1,256,000 or 10.87% in 1999 as compared to 1998. Of the net increase of $1,256,000, an increase in volume accounted for an increase in net interest income of $1,743,000, while a decrease in spread accounted for a decrease in net interest income of $487,000. Average interest earning assets increased $17.1 million, while average interest bearing liabilities increased $19.4 million. The increase in average interest earning assets and interest bearing liabilities resulted from an increase in deposits resulting from the growth strategy of the Company, offset by a decrease in borrowings from the Federal Home Loan Bank.

The average net interest spread increased from 4.51% to 4.74%, mainly due to decreased average costing liability rates paid which declined 40 basis points from 3.53% to 3.13%. The decrease in 1999 results from the overall decrease in market interest rates, the increase in demand deposits from new markets and the prepayment of FHLB advances in December 1998. Average earning asset yields have decreased 17 basis points, from 8.04% in 1998 to 7.87% in 1999. The decrease in earning asset yields resulted from the low/flat interest rate environment that existed through the first three quarters of fiscal 1999. The Company's net interest margin for 1999 was 4.82%, an increase of 17 basis points from 4.65% for 1998. The Company expects the net interest margin to increase in the coming years due to increases in the loan to deposit ratio as the growth strategy of the Company continues.

PROVISION FOR LOAN LOSSES. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current economic forecasts, statistical analysis of the loan portfolio, as well as detailed review of individual loans and current loan performance. The provision for loan losses was $470,000 and $1,107,000 for 1999 and 1998, respectively. Net charge-offs were $119,000 and $242,000 for 1999 and 1998, respectively. The allowance for loan losses was $2,645,000 at December 31, 1999, as compared to $2,294,000 at December 31, 1998. The Company's ratio of allowance for loan losses to total loans was 1.39% at December 31, 1999, compared to 1.50% at December 31, 1998. The Company increased the allowance for loan losses in the fourth quarter of 1998 to 1.50% to address regulatory recommendations. The loan loss allowance ratio for the Company's peer group ranges from 1.20% to 1.50%. Regulatory recommendations did not address specific loans within the Bank's portfolios, but rather recommended the allowance be increased to more closely match the Company's peer group. Prior to 1998, the Company maintained its allowance for loan losses at approximately 1.00%

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $1,325,000 and $719,000 at December 31, 1999 and 1998, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

Management has in place a comprehensive loan approval process and an asset quality monitoring system. Management continues its efforts to collect accounts previously charged off and to originate loans of high quality. Management believes the reserve for loan losses at December 31, 1999 is adequate to absorb credit losses on specifically identified loans as well as estimated probable credit losses inherent in the remainder of the portfolio. Further additions to the reserve for loan losses could become necessary, depending upon the performance of the Banks' loan portfolios or changes in economic conditions, as well as growth within the loan portfolio and results of examinations by regulators.

NON INTEREST INCOME. Non interest income increased $233,000, or 4.7%, in 1999 to $5,201,000 as compared to $4,968,000 in 1998. Service charges on deposit accounts increased $90,000, as overall deposit levels have increased. Gain on sale of investment securities increased $164,000 from 1998, resulting from non-recurring gains the Company had on restructuring the investment portfolio in the first quarter of 1999. Loan servicing fees have increased $69,000, based on the growth in loans serviced. Sold real estate loan fees have decreased $546,000 or 20%, in 1999 as compared to 1998, resulting from the increase in mortgage rates. The Company benefited in 1998 as mortgage rates decreased and refinancing activity increased. Other income has increased $456,000, or 57% from 1998, resulting generally from a non-recurring gain on sale of the Company's credit card portfolio in 1999 of $85,000. The Company had historically incurred a high charge-off level with the credit card portfolio. The credit card portfolio was small in comparison to the rest of the loan portfolio, and constantly faced increased competitive pressures. Based on this, the Company sold the credit card portfolio to an independent third party bank in the fourth quarter of 1999. The remainder of the increase in other income results from the increased growth of the subsidiary banks.

OTHER NON INTEREST EXPENSE. Other non interest expense increased 9.3% to $14,724,000 in 1999 as compared to $13,471,000 in 1998. Salaries and employee benefits, the largest non-interest expense, increased $992,000, or 13.5%. Approximately $550,000 of this increase is related to the new subsidiaries McKenzie State Bank and Oregon State Bank. The remaining increase results from the continuing expansion activities of three of the other four subsidiary banks. Pacific State Bank salary expense decreased $50,000 in 1999 over 1998, resulting from the transfer of certain back-room functions to the Holding Company. In addition, salary expense of the Holding Company decreased $128,000 in 1999 over

1998, partially due to the decline in mortgage company operations based on the increase in market interest rates.

Also included in other expense in 1999 is $282,000 of pre-opening and severance costs associated with the Company's cancelled expansion plans into the Salem, Oregon market.

PROVISION FOR INCOME TAXES. The provision for income taxes has increased significantly from 1998, resulting from the overall net loss in 1998. The company's effective tax rate for 1999 of 30.8% is less than the expected rate of 34%, resulting primarily due to the large level of municipal bond investments.


YEARS ENDED DECEMBER 31, 1998 OVER 1997

1997 ACQUISITION OF PACIFIC STATE BANK
In June 1997, the Company and Pacific State Bank (PSB) announced a definitive agreement to merge in a stock-for-stock exchange. The transaction, accounted for as a pooling of interests, was consummated on November 22, 1997, in an exchange of 3.10 shares of SBHC common stock for each share of PSB common stock. There were 1,261,31 shares of SBHC common stock issued for 406,875 shares of PSB common stock. All prior period financial data has been restated to include PSB.

The acquisition of PSB was pursued due to their historical financial performance, strong capital levels and their geographic location. PSB is located on the Oregon coast, approximately 30 miles north of Coos Bay. As such, it was a natural extension of the Company's franchise of community banks. PSB's performance numbers (both Return on Equity and Return on Assets) will strengthen those of the overall Company. Finally, the additional capital has enabled the Company to pursue other aspects of its growth strategy.

GENERAL. The Company reported a net loss of $1,549,000 in 1998, as compared to net income in 1997 of $2,765,000. The net loss in 1998 resulted from several major adjustments, including the ESOP de-leverage, increasing the loan loss reserves to 1.5% from 1.0% and the write-off of organizational costs in accordance with a new accounting standard. In addition, as part of the Company's growth strategy, the new de novo McKenzie State Bank opened in November 1998. The Company recognized a $160,000 loss from McKenzie State Bank in 1998 resulting from start-up costs. The Company also identified equipment that was non Year 2000 compliant and or going to be taken out of production early in 1999. This resulted in accelerating the depreciation of the carrying cost. In addition, the Company incurred consulting fees in 1998 related to Year 2000 issues, resulting in a total expense of $160,000 recognized in 1998. Each of these adjustments is discussed in detail within this report.

NET INTEREST INCOME. Net interest income before the provision for loan losses decreased $194,000 or 1.65% in 1998 as compared to 1997. Of the net decrease of $194,000, an increase in volume accounted for an increase in net interest income of $1,028,000 while a decrease in spread accounted for a decrease in net interest income of $1,222,000. Average interest earning assets increased $6.6 million, while average interest bearing liabilities increased $7.6 million. The increase in average interest earning assets and interest bearing liabilities resulted from an increase in deposits, offset by a decrease in borrowings from the Federal Home Loan Bank of $16 million.

The average net interest spread decreased from 4.67% to 4.51%, mainly due to decreased average earning asset yields which declined 24 basis points from 8.28% to 8.04%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period decreasing asset yields. In addition, certain fixed rate loans and investments have refinanced/repriced at the lower rates over the period. Average rates paid decreased 8 basis points to 3.53% in 1998 from 3.61% for 1997, primarily from a reduction in deposit cost, offset partially by the early prepayment penalty of Federal Home Loan Bank borrowings. The Company's net interest margin for 1998 was 4.65%, a decrease of 19 basis points from 4.84% for 1997.

PROVISION FOR LOAN LOSSES. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current economic forecasts, statistical analysis of the loan portfolio, as well as detailed review of individual loans and current loan performance. The provision for loan losses was $1,107,000 and $263,000 for 1998 and 1997, respectively. Net charge-offs were $242,000 and $170,000 for 1998 and 1997, respectively. The allowance for loan losses was $2,294,000 at December 31, 1998, as compared to $1,429,000 at December 31, 1997. The Company's ratio of allowance for loan losses to total loans was 1.50% at December 31, 1998, compared to 1.00% at December 31,1997. The

Company increased the allowance for loan losses in the fourth quarter of 1998 to 1.50% to address regulatory recommendations. The loan loss allowance ratio for the Company's peer group ranges from 1.20% to 1.50%. Regulatory recommendations did not address specific loans within the Bank's portfolios, but rather recommended the allowance be increased to more closely match the Company's peer group.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $719,000 and $756,000 at December 31, 1998 and 1997, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

Management has in place a comprehensive loan approval process and an asset quality monitoring system. Management continues its efforts to collect accounts previously charged off and to originate loans of high quality. Management believes the allowance for loan losses at December 31, 1998 is adequate to absorb credit losses on specifically identified loans as well as estimated probable credit losses inherent in the remainder of the portfolio. Further additions to the allowance for loan losses could become necessary, depending upon the performance of the Banks' loan portfolio or changes in economic conditions, as well as growth within the loan portfolio and results of examinations by regulators.

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

ESOP COMPENSATION EXPENSE. The Company sponsors an Employee Stock Ownership Plan
(ESOP), an employee-retirement benefit plan which own approximately 22% of the common stock of the Company. Shares are released through dividends on allocated shares, and through compensation expense (a non-cash charge to the income statement). Compensation expense is calculated by multiplying the shares released as compensation by the average share price of the Company's common stock for the year. Two components of shareholders' equity are also affected. There is a reduction in unearned ESOP shares at cost, and an increase in surplus at the difference between the fair market value and the cost of the shares, thereby creating no impact on shareholders' equity and off-setting the compensation expense recorded on the income statement. As shares are released, they are considered outstanding for the purposes of calculating earnings per share and book value per share.

Based upon the increase in share price over the previous three years, the Company has considered several remedies to contain the expense recorded as the share price of the Company increased. Options included pursuing a Private Letter Ruling with the Internal Revenue Service in an effort to extend the related debt service, which would have reduced the number of shares released each year and thereby reducing the expense recognized. In December 1998, the Company approved a second option, which was to de-leverage the ESOP. The Company shortened the ESOP tax year, permitting the repayment of the internal ESOP debt in one fiscal year, split over two plan years. All unallocated shares were released for allocation. As a result, the Company recognized $3,499,000 in ESOP compensation expense for 1998, thereby eliminating this expense burden from future years.

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

In 1998, the Company established an accrual for Year 2000 related costs of $160,000. This accrual is estimated to cover the net book value of equipment to be replaced early in 1999 and consulting costs associated with the on-going Year 2000 efforts. The Company has a detailed discussion of Year 2000 issues beginning on page 27 of this report.

PROVISION FOR INCOME TAXES. The provision for income taxes has decreased significantly from 1997, resulting from the overall net loss in 1998. The tax benefit associated with ESOP compensation expense is calculated on the debt retired, not the expense recognized. As such, the effective tax rate increased. Also included in this amount is the tax expense of Lincoln Security Bank and the tax benefit of McKenzie State Bank, each of which is not included in the consolidated tax return, as the Company owns less than 80% of them.

LOAN LOSSES AND RECOVERIES
The provision for loan losses charged to operating expense is based on the Company's loan loss experience and such factors which, in management's judgment, deserve recognition in estimating possible loan losses. Management monitors the loan portfolio to ensure that the allowance for loan losses is adequate to cover outstanding loans on non-accrual status and any current loans deemed to be in serious doubt of repayment according to each loan's repayment plan. The following table summarizes the Company's allowance for loan losses, and charge-off and recovery activity:

                                                        Year Ended December 31,
                                                        -----------------------
                                                       1999       1998      1997
                                                      --------------------------
(Dollars in thousands)

Loans and leases outstanding at end of period..... $190,680   $151,152  $141,632
                                                   ========   ========  ========

Average loans and leases outstanding during the
period............................................ $168,231   $141,950  $133,157
                                                   ========   ========  ========

Allowance balance, beginning of period............ $  2,294   $  1,429  $  1,336

Recoveries:
  Commercial......................................       12         10        43
  Real estate.....................................        -          -         1
  Installment.....................................       55         15        62
  Credit card.....................................       10         13        22
                                                        ---        ---        --
    Total recoveries..............................       77         38       128

Loans Charged off:
  Commercial......................................       (4)       (13)     (69)
  Real estate.....................................       (3)         -       (3)
  Installment.....................................     (147)      (199)    (120)
  Credit card.....................................      (42)       (68)    (106)
                                                        ----       ----    -----
    Total charged off.............................     (196)      (280)    (298)


Net loans charged off.............................     (119)      (242)    (170)

Provision charged to operations...................      470      1,107       263
                                                        ---      -----       ---

Allowance balance, end of period.................. $  2,645   $  2,294  &  1,429
                                                   ========   ========   =======

Ratio of net loans charged off to average loans
and leases outstanding............................    0.07%      0.17%     0.12%
                                                      =====      =====     =====

LENDING AND CREDIT MANAGEMENT
Although a risk of nonpayment exits with respect to all loans, certain specific types of risks are associated with different types of loans. Due to the nature of the Company's customer base and the growth experienced in Coos, Curry, Lincoln, Douglas, Linn, Benton and Lane Counties, real estate is frequently a material component of collateral for the Company's loans. The expected source of repayment of these loans is generally the operations of the borrower's business or personal income, but real estate provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within a limited geographic market area.

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

The following table presents information with respect to non-performing assets:
                                                    December 31,
                                                    ------------
                                                1999         1998
                                                ----         ----
(Dollars in thousands)

Loans on non-accrual status............      $   468      $   558
Loans past due greater than 90 days,
not on non-accrual                               771          161
Other real estate owned, net...........           86           --
                                                 ---           --
Total non-performing assets............       $1,325       $  719
                                              ======       ======

Percentage of non-performing assets to
total assets                                    .42%         .26%

Interest income which would have been realized on non-accrual or past-due loans if they had remained current was insignificant.

ALLOCATION OF RESERVE FOR LOAN LOSSES

The Company does not normally allocate the reserve for loan losses to specific loan categories, with the exception of credit cards. An allocation by credit quality is made below for presentation purposes. This allocation process does not necessarily measure anticipated future credit losses; rather, it seeks to measure the Company's assessment at a point in time of perceived credit loss exposure and the impact of current economic conditions.

                                    December 31,
                                    ------------
                             Percentage of       Percentage of
                        1999 Total Loans   1998  Total Loans
                        ---- -----------   ----  -----------

(Dollars in thousands)

Unclassified loans..  $1,764   0.94%   $  1,544    1.01%
Letters of credit...       1   0.00%          -    0.00%
Credit cards........      53   0.03%         53    0.03%
Watchlist...........     330   0.17%        205    0.14%
Substandard.........     481   0.25%        297    0.19%
Doubtful............      16   0.00%        158    0.10%
Year 200 related reserve  --   0.00%         37   0.03 %
                          --   -----         --   ------
   Total............  $2,645   1.39%    $ 2,294    1.50%
                      ======   =====    =======    =====

An assessment was made of the Bank's loan customers' ability to address the Year 2000 issues. Based upon this assessment, a special Year 2000 related reserve of 0 and $37,000 was established in 1999 and 1998, respectively.

ANALYSIS OF NET INTEREST INCOME

The following table presents average balances of interest-earning assets and interest-bearing liabilities, along with yields earned/paid, net interest spread and net interest margin for the period indicated (amounts in thousands, except percentages):

Analysis for the years ended December 31,     1999     1998      1997
-----------------------------------------     ----     ----      ----
(Dollars in thousands)
Average interest-earning assets........   $265,685 $248,550  $242,696
Average interest-bearing liabilities...   $258,217 $238,770  $231,176

Average yields earned..................      7.87%    8.04%     8.28%
Average rates paid.....................      3.13%    3.53%     3.61%
                                             -----    -----     -----
Net interest spread....................      4.74%    4.51%     4.67%

Net interest margin....................      4.82%    4.65%     4.84%

Average yields earned and paid have decreased in 1999 compared to 1998 and 1997, resulting from the overall decline in market rates and from increased competitive pressures. However, the net interest margin increased in 1999 resulting from the increase in the loan to deposit ratio and the prepayment of FHLB advances in 1998.

ANALYSIS OF CHANGE IN INTEREST DIFFERENTIAL
The following tables set forth the dollar amount of the change in the Company's consolidated interest income and interest expense and attributes such dollar amounts to changes in volume and rates. Rate/volume variances which were immaterial have been allocated equally between rate and volume changes.

                                      Year Ended December 31, 1999 over 1998
                                      --------------------------------------
                                          Total       Amount of Change
                                         Increase      Attributed to
                                                       -------------
(Dollars in thousands)                  (Decrease)     Volume    Rate
                                        ----------     ------    ----
Interest income:
   Loans, net and mortgage loans
   held for sale                           $ 1,845   $  2,442 $  (597)
   Investment securities-taxable             (121)        195    (316)
   Investment securities-exempt from
      federal income taxes (1)                (99)       (53)     (46)
   Dividend income on Federal Home Loan
   Bank stock                                    -          -       -
   Dividend income on Federal Reserve
   Bank stock                                   30         30       -
   Time deposits-domestic financial
   institutions                                  -          -       -
   Federal funds sold                        (702)      (600)    (102)
   Net investment in direct financing leases  (43)       (24)     (19)
                                              ---        ---      ---
           Total interest income (1)       $   910   $  1,990 $(1,080)
                                           -------     ------ -------

Interest expense:
   Interest on deposits:
      NOW accounts                        $     41   $     28  $   13
      Money market accounts                    413        367      46
      Savings accounts                          26         40      14)
      Time deposits                             98        391    (293)
Securities sold under agreement to repurchase   85        113     (28)
Short term borrowings                          (4)        (6)       2
Other borrowings                                49         49       -
Federal Home Loan Bank borrowings          (1,054)      (735)    (319)
                                           -------      -----    -----
        Total interest expense            $  (346)    $   247 $  (593)
                                          -------     -------  -------
 Net interest income (1)                  $  1,256   $  1,743  $ (487)
                                          ========   ========  =======

(1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.

                                      Year Ended December 31, 1998 over 1997
                                      --------------------------------------
                                           Total     Amount of Change
                                         Increase     Attributed to
                                                      -------------
(Dollars in thousands)                  (Decrease)     Volume    Rate
                                        ----------     ------    ----
Interest income:
   Loans, net and mortgage loans held
   for sale                             $      496  $     923    (427)
   Investment securities-taxable           (1,017)      (723)    (294)
   Investment securities-exempt from
   federal income taxes (1)                  (141)      (112)     (29)
   Dividend income on Federal Home Loan
   Bank stock                                 (51)       (56)       5
   Dividend income on Federal Reserve
   Bank stock                                   15         15       -
   Time deposits-domestic financial
   institutions                                (5)          -      (5)
   Federal funds sold                          615        617      (2)
   Net investment in direct financing leases   (8)       (13)       5
                                                --        ---       -
     Total interest income (1)           $    (96)  $     651 $  (747)
                                          --------   --------  -------
  Interest expense:
   Interest on deposits:
     NOW accounts                         $     13   $      7 $   127
     Money market accounts                      64        153     (89)
     Savings accounts                         (10)        (8)      (2)
     Time deposits                             193        246     (53)
Securities sold under agreement to repurchase   60         57       3
Short term borrowings                            -        (9)       9
Federal Home Loan Bank borrowings            (343)      (823)     480
                                             -----      -----     ---
     Total interest expense              $      98  $   (377)$    475
                                         ---------  -------- --------

Net interest income (1)                  $   (194)  $   1,028 $(1,222)
                                          ========   ========= =======

    (1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.

SUMMARY BALANCE SHEETS

                                             December 31,
                                             ------------
                                             1999      1998  $ Change   % Change
                                             ----      ----  --------   --------
(Dollars in thousands)

Loans and leases, net..................$  188,035  $148,857   $39,178     26.3%
Investments............................    90,841    90,231       610      0.7%
Other assets...........................    37,725    34,551     3,174      9.2%
                                           ------    ------     -----      ----
   Total asset.........................$  316,601  $273,639  $42,962      15.7%
                                       ==========  ========  =======  ==========

Deposits...............................$  263,969  $226,795  $37,174      16.4%
Borrowings.............................    18,718    10,420    8,298      79.6%
Other labilities.......................     1,890     5,168   (3,278)    (63.4)%
                                            -----     -----   -------   -------
   Total liabilities...................   284,577   242,383    42,194     17.4%

Minority interest......................     3,306     2,224     1,082     48.7%
Shareholders' equity...................    28,718    29,032     (314)     (1.1)%
                                           ------    ------     -----     ------
   Total liabilities, minority interest
   and equity                             316,601  $273,639   $42,962     15.7%
                                          =======  ========   =======     ====

Equity to asset ratio..................     9.07%    10.61%
Loan to deposit ratio..................    72.24%    66.65%

As shown in the table above, net loans (including mortgage loans held for sale and leases) increased $39.2 million, or 26.3%, and total deposits increased $37.2 million, or 16.4%, resulting from the Company's growth initiatives. Five of the Company's six subsidiary banks increased loans and deposits significantly, while the sixth, Pacific State Bank in Reedsport, Oregon held constant with prior year amounts.

The increase in deposits and borrowed funds was utilized to fund all loan growth, as well as capital expenditures associated with new bank premises. As such, investments remained relatively constant from December 31, 1998, increasing only $610,000.

The Holding Company borrowed $800,000 in April 1999 to complete the capitalization of the new Oregon State Bank. In addition, Security Bank utilized the Federal Home Loan Bank with a 30 day advance for $4 million surrounding December 31, 1999, associated with Year 2000 issues. The advance was repaid in January 2000, thus reducing investment securities (primarily federal funds sold).

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle, and the use of the Federal Funds markets. The Company maintains three unsecured lines of credit totaling $13.0 million for the purchase of funds on an overnight basis. As discussed previously, the Company is also a member of the Federal Home Loan Bank of Seattle, which provides a secured line of credit in the amount of $38.4 million, and other funding opportunities for liquidity and asset/liability matching. Over the last four years, these lines have been used periodically. As of December 31, 1999, $1.9 million was borrowed under the Company's unsecured lines of credit and $4.0 million in borrowings from the Federal Home Loan Bank was outstanding. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investible cash is invested on a short-term basis into Federal Funds Sold. The Company's primary source of funds are consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity. In addition, the Holding Company has a $2.5 million secured line of credit, of which $800,000 was outstanding at December 31, 1999.

CAPITAL RESOURCES
Beginning in 1990, federal regulators required the calculation of Risk-based Capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum total Risk-based Capital ratio of 8.00% and a minimum Tier I Capital Ratio of 4.00%.

At December 31, 1999, the Company had a Risk-based Capital Ratio of 16.0% and Tier I Capital Ratio of 10.4%. This was compared to 17.2% and 10.7% for total Risk-Based Capital and Tier I Capital, respectively, at December 31, 1998. The Company currently exceeds the regulatory capital minimum requirements. If the Company were fully leveraged (i.e. if the Company were at the minimum Risk-Based Capital and Tier I Capital ratios), further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

YEAR 2000 ISSUES
The Company experienced no failure of mission-critical systems and no significant issues with customers or external vendors associated with the Year 2000 roll-over date change. In the fourth quarter of 1999, the Company changed its ATM/Debit card service provider network resulting from perceived risks the existing vendor may have with its Year 2000 readiness. The Company experienced no difficulties with this change, as the new vendor was successful with its Year 2000 readiness.

In 1999, the Company incurred approximately $25,000 in direct, specifically identifiable expense associated with Year 2000 issues. However, the total cost including allocation of personnel time cannot be readily determined. In addition, the Company purchased new computer equipment in 1999 associated with normal, recurring technology upgrades. These purchases cannot be specifically identified as relating to Year 2000 issues.

The Company does not anticipate any significant issues or additional costs in fiscal 2000 associated with the year 2000 roll-over date change.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

The Company defines interest sensitivity (or interest rate risk) as the risk that the Company's earnings or capital will change when interest rates change. Market, or economic risk, by comparison, is the risk that the value of the Company's assets will change when interest rates change. To ensure consistent measurement, the Company has developed comprehensive Asset and Liability Management policies that are followed by all subsidiary banks.

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

EXPOSURE CALCULATION OF INTEREST RATE RISK. The Company will use change in earnings exposure as its primary measure of interest rate risk. It is the policy of the Company to control the exposure of the Company's earnings to changing interest rates by generally maintaining a position within a reasonable range around an "earnings neutral" or "balanced" position. This is defined as the mix of assets and liabilities that generate a net interest margin that is not affected by interest rate changes.

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

INTEREST RATE RISK EXPOSURE/LEVERAGE LIMITS. The Company shall normally maintain a mix of assets and liabilities that produces interest rate risk that will change the Company's net interest income over the next 12 months less than the following limits, if the Fed Funds rate changes 2%:

            Asset sensitive..........4.0%
            Liability sensitive......2.0%

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

INVESTMENT PORTFOLIO
See footnote four of the audited financial statements for the amortized costs, estimated market values, unrealized gains and unrealized losses of the Company's investment portfolio as of December 31, 1999 and 1998.

LOAN PORTFOLIO
Interest earned on the loan portfolio is the primary source of income for the Company. Net loans and leases represented 59.4% of total assets as of December 31, 1999. Although the Company strives to serve the credit needs of its service area, its primary focus is on real estate, commercial and consumer installment loans. The Company makes substantially all of its loans to customers located within the Company's service area. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank, nor significant agricultural loans. Commercial real estate loans primarily include owner-occupied commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. The primary risks of such loans include loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. The Company's underwriting standards attempt to mitigate these risks by requiring a minimum of three consecutive years of sufficient income generation from the owner or occupier or rental incomes of 1.2 times the combined debt service, insurance and taxes. In addition, a 70% loan-to-value ratio limitation is expected to provide sufficient protection against unforeseen circumstances. Other commercial loans include renewable operating lines of credit, short-term notes, and equipment financing. These types of loans are principally at risk due to insufficient business income. Accordingly, the Company does not lend to start-up businesses or others lacking operating history, and requires personal guarantees and secondary sources of repayment. Residential real estate loans include 1-4 family owner or non-owner occupied residences, multi-family units, construction and secondary market loans pending sale. Generally, the risk associated with such loans is the loss of the borrower's income. The Company attempts to mitigate the risk by thorough review of the borrower's credit and employment history, and limits the loan-to-value ratio to 80% to provide protection in the event of foreclosure. Installment loans consist of personal, automobile or home equity loans. See footnote five of the audited financial statements for the composition of the Company's loan portfolio.

The following is a summary of the contractual maturities and weighted average yields of investment securities classified as available for sale at December 31, 1999:

                                        Amortized  Estimated     Weighted
                                          Cost    Market Value  Average Yield(1)
                                          ----    ------------- ---------------
(Dollars in thousands)

U.S. Government federal agencies
   One year or less....................   9,440      $ 9,419        5.32%
   After one year through five years...  20,573       20,110        5.64%
   After five years through ten years..   1,495        1,494        5.82%
                                          -----        -----        -----
     Total............................. $31,508      $31,023        5.55%
                                       --------      -------       -----

Mortgage-backed securities

   One year or less.................... $ 2,796      $ 2,586        6.24%
   After one year through five years...  17,246       17,247        6.60%
   After five years through ten years..   4,394        4,345        7.05%
   After ten years.....................   2,838        2,795        6.78%
                                          -----        -----        -----
     Total............................. $27,274      $26,973        6.65%
                                        -------      -------        -----

United States Treasury

   One year or less.................... $ 2,998      $ 2,966        4.79%
   After one year through five years...   1,010        1,001        5.68%
                                          -----        -----        -----
     Total............................. $ 4,008      $ 3,967        5.01%
                                       --------     --------        -----

Corporate obligations

   One year or less.................... $ 1,266      $ 1,250        5.38%
   After one year through five years...   9,479        9,161        5.64%
   After five years through ten years`.   1,113        1,047        6.01%
   After ten years.....................     714          673        6.24%
                                            ---          ---        -----
     Total............................. $12,572      $12,131        5.68%
                                        -------      -------        -----

Obligations of state and political
subdivisions(1)
   One year or less.................... $   525    $     627        2.61%
   After one year through five years...   1,406        1,422        5.91%
   After five years through ten years..   3,906        3,782        5.05%
   After ten years.....................   8,376        7,979        4.93%
                                         -----         -----        -----
     Total............................. $14,213      $13,810        4.95%
                                        -------      -------        -----

Total securities available for sale (1) $89,575      $87,904        5.79%
                                        =======      =======        ====



(1) Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

As of December 31, 1999, the Company had no securities classified as "held to maturity." Actual maturities may differ for mortgage backed securities due to ability to prepay.

DEPOSIT LIABILITIES
The following table sets forth the average deposit liabilities of, and rates paid by, the Company for the periods indicated:

                                                 Years Ended December 31,
                                                 ------------------------
(Dollars in thousands)                           1999              1998
                                                 ----              ----

Deposit Liabilities                       Amount    Rate     Amount       Rate
-------------------                       ------    ----     ------       ----

   Demand..............................$  45,126     n/a   $ 37,211        n/a
   NOW accounts........................   35,363   1.50%     33,440      1.47%
   Money market accounts...............   46,87    3.69%     36,957      3.56%
   Savings accounts....................  22,256    2.41%     20,581      2.48%
   Time deposits.......................  97,161    4.91%     89,208      5.24%
                                         ------    ----      ------      ----

     Total deposits....................$246,785    3.07%   $217,397     3.22%
                                       ========    ====    ========     ====

See footnote ten for the Company's time deposit maturities as of December 31, 1999.

Time deposits of $100 or more represented 10.60% and 9.35% of total deposits as of December 31, 1999 and 1998, respectively. All other time deposits represent 31.1% and 29.6% of total deposits as of December 31, 1999 and 1998, respectively.

BORROWINGS
The following table sets forth information regarding the Company's Federal Home Loan Bank (FHLB) borrowings for the years ended December 31, 1999 and 1998:

(Dollars in thousands)                                     1999       1998
                                                           ----       ----

FHLB Borrowings:
   Amount outstanding at year end.............        $   4,000         --
   Average outstanding for the year...........        $     208   $ 13,423
   Maximum outstanding at any month end.......        $   4,000   $ 14,000
   Weighted average rate for the year.........             5.57%      7.94%
   Weighted average rate at year end..........             5.80%        --%
   Weighted average maturity at year end (days)              12         --

AVERAGE BALANCE SHEET AND AVERAGE RATES EARNED AND PAID
The following table presents, for the periods indicated, information regarding average balances of assets and liabilities of the Company, the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, the average interest yields earned or rates paid, net interest income, net interest spread (the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities), and the ratio of net interest income to average earning assets or margin. The table does not reflect any effect of income taxes. All average balances are based on daily balances.

                                              1999                            1998                             1997
                                              ----                            ----                             ----
                                    Average           Average Yield Average           Average Yield  Average           Average Yield
                                    Balance  Interest or Rates      Balance  Interest or Rates       Balance  Interest or Rates
                                    ----------------------------------------------------------------------------------------------

Assets
   Federal funds sold              $10,431      $511     4.90%       $22,573  $  1,213     5.37%     $ 11,068      $598     5.40%
   Time deposits-domestic
   financial institutions                -         -        -%             -         -        -%           69         5     7.25%
   Investment securities-taxable    69,503     3,931     5.66%        66,098     4,052     6.13%       77,902     5,069     6.51%
   Investment securities-exempt
   from federal income tax          14,692       737     5.02%        15,758       836     5.30%       17,877       977     5.47%
   Loans, gross and mortgage loans
   held for sale, at cost which
   approximates market(1)(2)       165,519    15,289     9.24%       138,968    13,444     9.67%      130,042    12,948     9.96%
   Net investment in direct
   financing leases                  2,712       241     8.89%         2,982       284     9.53%        3,11        292     9.37%
   Federal Home Loan Bank stock,
   at cost                           2,082       151     7.25%         1,915       151     7.87%       2,622        202     7.70%
   Federal Reserve Bank Stock,
   at cost                             746        45     6.03%           256        15     5.86%           -          -        -%
                                       ---        --     ----            ---        --     ----            -          -        --
    Total interest-earning assets/
        interest income           $265,685   $20,905     7.87%      $248,550  $19,995      8.04%    $242,696    $20,091     8.28%
Cash and due from banks             10,494                             8,264                           7,264
Premises and equipment, net          9,655                             5,747                           5,058
Loan loss reserve....               (2,465)                           (1,433)                         (1,380)
Investment market value adjustment    (425)                              800                             233
Purchased mortgage servicing rights  2,471                             1,634                             894
Other assets                         8,006                             8,474                           5,917
                                     -----                             -----                           -----
    Total assets                  $293,421                          $272,036                        $260,682
                                  ========                          ========                        ========

Liabilities, Minority Interest
and Shareholders' Equity
   Demand accounts                 $45,126$        -        -%       $37,211  $      -        -%     $29,592     $    -        -%
   NOW accounts                     35,363       532     1.50%        33,440      491      1.47%      33,001        357     1.08%
   Money market accounts            46,879     1,730     3.69%        36,957    1,317      3.56%      32,635      1,253     3.84%
   Savings accounts                 22,256       536     2.41%        20,581      510      2.48%      20,868        520     2.49%
   Time deposits                    97,161     4,775     4.91%        89,208    4,677      5.24%      84,511      4,484     5.31%
   Securities sold under
   agreement to repurchase          10,394       436     4.19%         7,666      351      4.58%       6,374        291     4.57%
   Short-term borrowings               225        19     8.44%           284       23      8.10%         400         23     5.75%
   Other borrowings                    605        49     8.10%             -        -         -%           -          -        -%
   Federal Home Loan Bank
   borrowings                          208        12     5.77%        13,423    1,066      7.94%      23,795      1,409     5.92%
                                       ---        --     ----         ------    -----      ----       ------      -----     ----
    Total interest-
    bearing liabilities/
    interest expense              $258,217    $8,089     3.13%      $238,770 $  8,435      3.53%    $231,176     $8,337     3.61%

Other liabilities                    3,389                             3,419                           1,997
                                     -----                             -----                           -----
    Total liabilities              261,606                           242,189                         233,173

Minority Interest                    3,031                             1,111                             924
Shareholders' equity                28,784                            28,736                          26,585
                                    ------                            ------                          ------
    Total liabilities, minority
    interest and shareholders'
    equity                        $293,421                          $272,036                        $260,682
                                  ========                          ========                        ========

Net interest income                          $12,816                          $11,560                           $11,754
Net interest spread                                      4.74%                            4.51%                             4.67%
Net interest income to earning
 assets (margin)                                         4.82%                            4.65%                             4.84%

(1) Average non-accrual loans included in the computation of average loans were $596, $681 and $511 for 1999, 1998 and 1997, respectively. (2) Loan related fees recognized during the period and included in the yield calculation totaled approximately $421, $147 and $259 in 1999, 1998 and 1997, respectively.

ITEM 8....FINANCIAL STATEMENTS

The financial statements required by regulation S-X are set forth in the pages listed below.

                                                                        Page

Independent Auditors' Report                                            34

Consolidated Balance Sheets, as of December 31, 1999 and 1998           35

Consolidated Statements of Income, for the years ended
   December 31, 1999,1998 and 1997                                      36

Consolidated Statements of Comprehensive Income, for the years          37
   ended  December 31, 1999,1998 and 1997

Consolidated Statements of Shareholders Equity, for the years
   ended December 31, 1999, 1998 and 1997                               38

Consolidated Statements of Cash Flows, for the years ended
   December 31, 1999, 1998 and 1997                                     39

Notes to Consolidated Financial Statements                              40-63

Independent Auditors' Report

The Board of Directors and Shareholders
Security Bank Holding Company:


We have audited the accompanying consolidated balance sheets of Security Bank Holding Company (the Company) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Bank Holding Company and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.


KPMG LLP
Portland, Oregon
January 28, 2000

                  SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                   Dollars in Thousands, Except Per Share Data

ASSETS                                                          1999        1998
                                                                ----        ----
Cash and cash equivalents:
   Cash and due from banks ...........................       $13,632     $10,686
   Federal funds sold.................................         3,060       7,667
                                                               -----       -----
      Total cash and cash equivalents.................        16,692      18,353

Investment securities available for sale .............        87,904      87,575
Loans, net............................................       181,385     140,124
Mortgage loans held for sale, at cost which
approximates market...................................         3,925       5,920
Net investment in direct financing leases ............         2,725       2,813
Premises and equipment, net ..........................        13,785      10,518
Mortgage servicing rights.............................         2,717       2,086
Federal Home Loan Bank stock, at cost ................         2,181       2,007
Federal Reserve Bank stock, at cost...................           756         649
Other assets..........................................         4,531       3,594
                                                               -----       -----
      Total assets....................................      $316,601    $273,639
                                                            ========    ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Liabilities:

   Deposits:
      Demand..........................................      $ 43,610    $ 40,539
      NOW accounts....................................        36,996      35,777
      Money market accounts...........................        50,841      40,883
      Savings accounts................................        22,450      21,341
      Time deposits ..................................       110,072      88,255
                                                             -------      ------
          Total deposits..............................       263,969     226,795

   Securities sold under agreements to repurchase.....        13,501      10,388
   Short term borrowings..............................           417          32
   Federal Home Loan Bank borrowings .................         4,000          --
   Other borrowings...................................           800          --
   Other liabilities..................................         1,890       5,168
                                                               -----       -----
      Total liabilities...............................       284,577     242,383

Minority interest in subsidiary.......................         3,306       2,224
Shareholders' equity:
   Nonvoting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued........             -          --
   Voting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued........             -          --
   Common stock, $5 par value.
      Authorized 10,000,000 shares - issued and outstanding
      4,914,872 shares in 1999 (4,906,848 shares in 1998)     24,575      24,535
   Surplus ...........................................         4,778       4,745
   Retained earnings .................................           413       (707)
   Accumulated other comprehensive (loss) income......        (1,048)        459
                                                             -------         ---
      Total shareholders' equity......................        28,718      29,032

Commitments and contingent liabilities

      Total liabilities, minority interest and
      shareholders' equity                                  $316,601    $273,639

                See accompanying notes to consolidated financial statements.

                  SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                   Dollars in Thousands, Except Per Share Data

                                                        1999      1998      1997
                                                        ----      ----      ----
Interest income:
   Interest on loans.........................        $15,289    $13,444  $12,948
   Interest and dividends on securities:
      Taxable................................          3,931      4,052    5,069
      Exempt from Federal income tax.........            737        836      977
   Interest on time deposits-domestic financial
   institutions..............................             --         --        5
   Dividend income on Federal Home Loan Bank stock       151        151      202
   Dividend income on Federal Reserve Bank stock          45         15       --
   Interest on Federal funds sold............            511      1,213      598
   Income on direct financing leases.........            241        284      292
                                                         ---        ---      ---
      Total interest income..................         20,905     19,995   20,091
                                                      ------     ------   ------
Interest expense:
   Deposits
      NOW....................................            532        491      357
      Money market...........................          1,730      1,317    1,253
      Savings................................            536        510      520
      Time...................................          4,775      4,677    4,484
   Securities sold under agreements to repurchase        436        351      291
   Short term borrowings.....................             19         23       23
   Other borrowings..........................             49         --       --
   Federal Home Loan Bank borrowings.........             12      1,066    1,409
                                                          --      -----    -----
      Total interest expense.................          8,089      8,435    8,337
                                                       -----      -----    -----

      Net interest income....................         12,816     11,560   11,754
Provision for loan losses ...................            470      1,107      263
                                                         ---      -----      ---
      Net interest income after provision for
      loan losses............................         12,346     10,453   11,491

Other income:
   Service charges on deposit accounts.......          1,303      1,213    1,129
   Gain on sale/call of investments available
   for sale, net.............................            186         22      191
   Loan servicing fees.......................            332        263      249
   Sold real estate loan fees................          2,124      2,670    1,351
   Other.....................................          1,256        800      949
                                                       -----        ---      ---
      Total other income.....................          5,201      4,968    3,869
                                                       -----      -----    -----
Other expense:
   Salaries and employee benefits............          8,345      7,353    6,065
   Occupancy of bank premises................          1,009        823      711
   Furniture and equipment...................          1,389      1,107      898
   Professional fees.........................            628      1,143      847
   FDIC assessment...........................             27         26       23
   Supplies..................................            587        409      349
   ESOP compensation.........................             --      3,499      716
   Other.....................................          2,739      2,620    1,769
                                                       -----      -----    -----
      Total other expense....................         14,724     16,980   11,378
                                                      ------     ------   ------
   Income (loss) before provision for income
   taxes and minority interest...............          2,823     (1,559)   3,982
      Provision for income taxes ............            869         25    1,247
                                                         ---         --    -----
   Income (loss) before minority interest....          1,954     (1,584)   2,735
      Net loss attributable to minority interest          60         35       30
                                                          --         --       --
            Net income (loss)................         $2,014    $(1,549)  $2,765
                                                      ======    =======   ======

            Net income (loss) per share - basic         $.41      $(.31)    $.62
                                                        ====      =====     ====

            Net income (loss) per share - diluted       $.41      $(.31)    $.61
                                                        ====      =====     ====

                See accompanying notes to consolidated financial statements.

                  SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                              Dollars in Thousands

                                                        1999       1998     1997
                                                        ----       ----     ----

Net income (loss)............................         $2,014    $(1,549)  $2,765

Other comprehensive income, net of income tax:

   Unrealized (loss) gain on investment securities
  (Net of tax of $753, $6, and $134 for the years
   ended December 31, 1999, 1998 and 1997,
   respectively.)............................        (1,635)        (13)     133
   Less:  reclassification adjustment for gains
   included in net income (Net of tax of $58, $7
   and $59 for the years ended December 31, 1999,
   1998 and 1997, respectively.).............            128         15      132
                                                        ----         --      ---
      Unrealized (loss) gain on investment
      securities.............................         (1,507)         2      265

Comprehensive income (loss)..................           $507    $(1,547)  $3,030
                                                        ====    =======   ======

                See accompanying notes to consolidated financial statements.

                  SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                   Dollars in Thousands, Except Per Share Data

                                                                                                     Accumulated
                                                                                       Unearned         Other             Total
                                        Common Stock                     Retained    ESOP shares    Comprehensive     Shareholders'
                                   Shares         Amount     Surplus     Earnings      at Cost          Income           Equity
                                   ------         ------     -------     --------      -------          ------           ------

Balance, Dec. 31, 1996........   4,879,325       $24,397      $1,934        $528       $(1,728)           $192           $25,323

Net income....................          --            --          --       2,765            --              --             2,765

Dividends.....................          --            --          --        (825)           --              --              (825)

Sale of common stock..........        5,319           27         (24)         --            --              --                 3

Stock options exercised.......       12,172           61           1          --            --              --                62

Release of ESOP shares........           --           --         571          --           259              --               830

Unrealized gain on securities
   available for sale, net....           --           --          --          --            --             265               265
                                         --           --          --          --            --             ---               ---
Balance, Dec. 31, 1997........    4,896,816      $24,485      $2,482      $2,468       $(1,469)           $457           $28,423

Net loss......................           --           --          --      (1,549)           --              --            (1,549)

Dividends.....................           --           --          --      (1,626)           --              --            (1,626)

Sale of common stock..........        3,946           20          (3)         --            --              --                17

Stock options exercised.......        6,086           30           1          --            --              --                31

Release of ESOP shares........           --           --       2,265          --         1,469              --             3,734

Unrealized gain on securities
   available for sale, net....           --           --          --          --            --               2                 2
                                         --           --          --          --            --               -                 -
Balance, Dec. 31, 1998........    4,906,848      $24,535      $4,745       $(707)          $--            $459           $29,032

Net income....................           --           --          --       2,014            --              --             2,014

Dividends.....................           --           --          --        (894)           --              --              (894)

Sale of common stock..........        8,024           40          33          --            --              --                73

Stock options exercised.......           --           --          --          --            --              --                --

Stock dividend................           --           --          --          --            --              --                --

Unrealized loss on securities
   available for sale, net....           --           --          --          --            --         (1,507)            (1,507)
                                         --           --          --          --            --         ------             ------
Balance, Dec. 31, 1999........    4,914,872      $24,575      $4,778        $413           $--         $(1,048)          $28,718
                                  =========      =======      ======        ====           ===          =======           =======

                See accompanying notes to consolidated financial statements.

                  SECURITY BANK HOLDING COMPANY & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                   Dollars in Thousands, Except Per Share Data

                                                         1999      1998     1997
                                                         ----      ----     ----
Cash flows from operating activities:

Net income (loss) .................................    $2,014  $(1,549)   $2,765
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Depreciation and amortization................     1,537       471      412
      Deferred tax expense (benefit)...............       301     (735)      211
      Provision for loan losses....................       470     1,107      263
      ESOP related compensation expense............        --     3,499      716
      Origination of mortgage loans held for sale.. (107,698) (121,856) (57,138)
      Proceeds from mortgage loans sold............   109,693   118,144   57,114
      Net (gain) loss on sale of fixed assets......      (66)        20    (164)
      Net gain on call/sale of investment securities
      available for sale...........................     (186)      (22)    (191)
      Increase in mortgage servicing rights........     (631)   (1,192)    (234)
      Federal Home Loan Bank stock dividend........     (156)     (146)    (201)
      Net loss attributable to minority interest...      (60)      (35)     (30)
      (Increase) decrease in other assets..........     (331)     1,006      (9)
      (Decrease) increase in other liabilities.....   (3,278)     1,365      836
                                                      ------      -----      ---
          Net cash provided by operating activities     1,609        77    4,350
                                                        -----        --    -----
Cash flows from investing activities:
      Net decrease in time deposits - domestic
      financial institutions.......................        --        --      270
      Purchase of investment securities available
      for sale.....................................  (44,860)  (50,725) (45,548)
      Proceeds from sale of investment securities
      available for sale...........................    20,231     8,786  24,003
      Proceeds from maturities and call of investment
      securities available for sale................    21,563    40,306  30,864
      Net loan originations........................  (32,070)   (1,434) (17,306)
      Purchase of participations..................    (9,661)   (4,656)  (1,039)
      Additions to premises and equipment.........    (4,295)   (3,710)  (1,865)
      Purchase of Federal Home Loan Bank stock.....      (18)      (21)  (3,192)
      Redemption of Federal Home Loan Bank stock...        --        --    3,897
      Purchase of Federal Reserve Bank stock.......     (115)     (649)       --
      Redemption of Federal Reserve Bank stock.....         8        --       --
      Proceeds from sales of premises and equipment        66        --      215
      Originations of direct financing leases......   (1,122)     (718)  (1,076)
      Gross payments on direct financing leases....     1,210       961    1,022
      Minority interest in subsidiaries............     1,142     1,351       --
                                                        -----     -----
          Net cash used in investing activities....  (47,921)  (10,509)  (9,755)
                                                     -------   -------   ------

Cash flows from financing activities:
      Net increase in deposits.....................    37,174    12,954   19,877
      Increase in securities sold with agreements
      to repurchase................................     3,113     2,443    3,383
      Increase (decrease) in Federal Home Loan
      Bank borrowings..............................     4,000  (16,000)  (1,028)
      Increase in other borrowings.................       800        --       --
      Proceeds from issuance of common stock.......        73     2,313      636
      Payment of dividends.........................     (894)   (1,626)    (825)
      Increase (decrease) in short term borrowings.       385     (551)        5
                                                          ---     ----         -
          Net cash provided by (used in) financing
          activities...............................    44,651     (467)   22,048
                                                       ------     ----    ------
          Net (decrease) increase in cash and cash
          equivalents..............................   (1,661)  (10,899)   16,643
   Cash and cash equivalents at beginning of period    18,353    29,252   12,609
                                                       ------    ------   ------
   Cash and cash equivalents at end of period......   $16,692   $18,353  $29,252
                                                      =======   =======  =======

Supplemental  disclosures  of cash flow  information:
      Cash paid during the year
      for:
          Interest.................................    $8,019    $8,543   $8,290
          Income taxes.............................      $713      $957   $1,427
Supplemental disclosures of investing activities:
      Unrealized (loss) gain on investment securities
      available for sale, net of tax...............  $(1,507)        $2     $265
Supplemental disclosures of financing activities:
      Stock dividend...............................    $1,934       $--      $--

                  See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Security Bank Holding Company (the Company), a bank holding company, its wholly-owned subsidiaries, Security Bank (Security Bank), Pacific State Bank (Pacific State) and Family Security Bank (Family Security), its majority-owned subsidiaries, Lincoln Security Bank (Lincoln Security), McKenzie State Bank (McKenzie State), and Oregon State Bank (Oregon State) and Security Bank's wholly-owned subsidiary Alland Inc. Security Bank, Pacific State, Family Security, Lincoln Security, McKenzie State and Oregon State are referred to collectively herein as the Banks. All intercompany accounts and transactions have been eliminated in consolidation.

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

Alland Inc. holds title to certain assets of Security Bank.

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

Lincoln Security is a state chartered bank located in Newport, Oregon, in which the Company holds a majority interest. The Company facilitated the organization of Lincoln Security by purchasing 68.44% of all outstanding common shares of Lincoln Security common stock, with the remainder of the outstanding common stock held by local investors. Lincoln Security commenced operations in May 1996, and engages in general commercial banking business. Lincoln Security offers commercial banking services to small and medium size businesses, professionals and retail customers in their market area. The Company's ownership of Lincoln Security was 68.33% as of December 31, 1999, 1998 and 1997.

McKenzie State is a newly organized state chartered bank located in Springfield, Oregon in which the company holds a majority interest. The Company facilitated the organization of McKenzie State by purchasing 65.89% of the outstanding common shares of McKenzie State's common stock, with the remainder of the outstanding common stock held by local investors.

McKenzie State commenced operations in November of 1998, and engages in general commercial banking business. McKenzie State offers commercial banking services to small and medium size businesses, professionals and retail customers in their market area. The Company's ownership of McKenzie State was 68.14% as of December 31, 1999, and 65.89% as of December 31, 1998.

Oregon State is a newly organized state chartered bank located in Corvallis, Oregon, in which the Company holds a majority interest. The Company facilitated the organization of Oregon State by purchasing 69.19% of all outstanding common shares of Oregon State's common stock, with the remainder of the outstanding common stock held by local investors. Oregon State commenced operations in April 1999, and engages in general commercial banking business. Oregon State offers commercial banking services to small and medium businesses, professionals and retail customers in their market area. The Company's ownership of Oregon State was 69.19% as of December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

The Banks are subject to the regulations of certain federal agencies and undergo periodic examinations by these regulatory authorities.

(c) BASIS OF FINANCIAL STATEMENT PREPARATION
The financial statements have been prepared in conformity with generally
accepted accounting principles.   In preparing the financial statements,
management is required to make estimates and judgements that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of real estate owned, management obtains independent appraisals for significant properties.

The Banks are located in Coos, Curry, Douglas, Lincoln, Lane and Benton Counties of Oregon. A large portion of the Banks' assets are loans, which are collateralized by real estate in this geographic area and other assets of the borrower and, accordingly, the ultimate collectibility of this portion of the Banks' loan portfolios are susceptible to changes in the local market conditions. However, the loan portfolio is diversified and management believes there is no concentration of loans exceeding 10% for any particular industry. It is management's opinion that the allowance for losses on loans and real estate owned is adequate to absorb credit losses on specifically identified loans as well as estimated probable losses in the remainder of the portfolio. The allowance for loan losses was $2,645,000 and $2,294,000 at December 31, 1999 and 1998.

While management uses available information to recognize losses on loans and real estate owned, future additions to the allowance may be necessary based on changes in economic conditions.

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

(e) INCOME RECOGNITION
Interest is accrued on a simple interest basis. The accrual of interest on loans is discontinued and the loan is considered impaired when, in management's judgement, the future collectibility of interest or principal is in doubt. Loans are generally placed on non accrual status when they are 90 days past due. Interest previously accrued and unpaid is subsequently recognized only to the extent cash payments are received. When delinquent interest is paid in full and, in management's judgement, the borrower's ability to make periodic interest and principal payments is back to normal, the loan is returned to accrual status.

Loan origination and commitment fees, net of certain direct loan origination costs, are generally recognized over the life of the related loan as an adjustment of the yield.

(f) ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses represents management's recognition of the assumed risks of extending credit and its evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered adequate to provide for potential loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, loss experience and an overall evaluation of the quality of the portfolio. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. Regulatory examiners may require the Banks to recognize additions to the allowance based upon their judgements about information available to them at the time of their examinations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

(g) DIRECT FINANCING LEASES
The aggregate lease payments to be received over the term of the leases plus the estimated residual values are capitalized as Security Bank's net investment in the leases. The excess of the investment in the leases over the costs of the equipment (unearned income) is recognized as income over the term of the lease using the effective interest method.

(h) PREMISES AND EQUIPMENT
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are charged to expense over the estimated useful lives of the assets (building-thirty-one and one half to forty years; furniture and equipment-five to seven years). Depreciation is computed principally on the straight-line method for assets acquired prior to 1991 and subsequent to January 1, 1997, and on accelerated methods for assets acquired from 1991 through 1996.

(i) OTHER REAL ESTATE
Other real estate, acquired through foreclosure or deed in lieu of foreclosure, is carried at the lower of cost or estimated fair value, not to exceed estimated net realizable value. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs, if any, are charged to the allowance for other real estate losses.

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

(k) STOCK OPTION PLAN
The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

(l) CAPITALIZED MORTGAGE LOAN SERVICING RIGHTS
The Company adopted Statement of Financial Accounting Standards No. 125 (SFAS No. 125) "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997. SFAS No. 125 requires that corporations that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and loans (without the mortgage servicing rights) based on their relative fair values. The statement also requires that corporations assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. Adoption of this SFAS had no material impact on the Company's financial position or results of operations.

(m) CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

(n) STOCK DIVIDEND
On January 25, 2000, the Company declared a 5% stock dividend on the Company's common stock which will be paid on February 25, 2000 to stockholders of records on February 11, 2000. In addition to the 5% stock dividend, the Company will increase the number of stock options and purchase rights under the 1995 Stock Option Plan by 5% and reduce the exercise prices accordingly. All references to weighted average shares outstanding, per share amounts, stock purchase rights, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 5% stock dividend and its retroactive effect.

(o) RECLASSIFICATIONS
Certain amounts previously reported on the December 31, 1998 and 1997, Consolidated Financial Statements have been reclassified to conform to classifications in the December 31, 1999, Consolidated Financial Statements.

(p) RECENTLY ISSUED ACCOUNTING STANDARDS
In April 1998, the AICPA issued Statement of Position SOP 98-5, Reporting on the Cost of Start-up Activities. SOP 98-5 establishes accounting and reporting standards requiring that all organizational costs must be expensed as incurred. This SOP is effective for fiscal years beginning after December 15, 1998, but earlier adoption is available. The Company has historically capitalized and amortized these costs over five years. In 1998, the Company adopted SOP 98-5, the cumulative effect of which was not material to the Company's statement of income.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Due to the issuance of SFAS 137 Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, this SFAS is effective for fiscal years beginning after June 15, 2000 and as such, will be adopted by the Company in 2001. The Company does not expect implementation to have a material impact on the Consolidated Financial Statements.

2. CASH AND DUE FROM BANKS
The Banks are required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve balance in the form of cash. The amount of this required reserve balance on December 31, 1999 and 1998 was approximately $1,541 and $1,433, respectively, and was met by holding cash and maintaining an average reserve balance with the Federal Reserve Bank.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


3. 1997 ACQUISITION OF PACIFIC STATE BANK
In June 1997, Security Bank Holding Company (SBHC) and Pacific State Bank (PSB) announced a definitive agreement to merge in a stock-for-stock exchange. The transaction, accounted for as a pooling of interests, was consummated on November 22, 1997, in an exchange of 3.10 shares of Security Bank Holding Company common stock for each share of Pacific State Bank common stock. There were 1,261,313 shares of Security Bank Holding Company common stock issued for 406,875 shares of Pacific State Bank common stock.

Combined Condensed Consolidated Statements of Income, which are based upon the unaudited financial statements of SBHC and PSB for the Nine months ended September 30, 1997 were as follows (per share amounts have been restated for the 5% stock dividend issued August 1999 and the 5% stock dividend declared January
2000):

                                                Nine months ended
                                                September 30, 1997

                                                   (unaudited)

                                              SBHC     PSB  COMBINED
                                              ----------------------

Interest income......................       11,783   3,093    14,876
Interest expense....................         5,097   1,090     6,187
                                             -----   -----     -----
   Net interest income before provision      6,686  2,003     8,689

Provision for loan loss..............          190      21       211
                                               ---      --      ----
   Net interest income...............        6,496   1,982     8,478

Other income.........................        2,597     340     2,937
Merger related expense...............          124      72       196
All other expense....................        7,076   1,000     8,076
                                             -----   -----     -----
   Net income before minority interest
     and provision for tax...........        1,893   1,250     3,143

Provision for income tax.............          580     423     1,003
                                               ---     ---     -----
   Net income before minority interest       1,313   827       2,140

Loss attributable to minority interest          16     --         16
                                                --     --         --
   Net income........................        1,329     827     2,156
                                             =====     ===     =====

   Net income per share - basic......        $0.45   $1.85     $0.49
                                             =====   =====     =====

The Combined Consolidated Statements of Income are not necessarily indicative of the results that would have occurred had the acquisition been consummated in the past. There were no transactions between Security Bank Holding Company and Pacific State Bank prior to the combination.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


4. INVESTMENT SECURITIES
The amortized costs, estimated market values, unrealized gains and unrealized losses of investment securities at December 31, 1999 and 1998 are summarized as follows:

                                                                       Estimated
                                     Amortized  Unrealized  Unrealized   Market
                                       Cost       Gains       Losses     Value
                                       ----       -----       ------     -----
1999:

Available for sale
------------------

    U.S. Government and Federal
    Agencies........................$31,508          $4         $489     $31,023
    Mortgage-backed securities...... 27,274          29          330      26,973
    United States Treasury..........  4,008           1           42       3,967
    Corporate obligations........... 12,572           -          441      12,131
    Obligations of state and
    political subdivisions.......... 14,213          61          464      13,810
                                     ------          --          ---      ------

       Total available for sale.....$89,575         $95       $1,766     $87,904
                                    =======         ===       ======     =======

                                                                       Estimated
                                     Amortized  Unrealized  Unrealized   Market
                                       Cost       Gains       Losses     Value
                                       ----       -----       ------     -----
1998:

Available for sale
------------------

    U.S. Government and Federal
    Agencies........................$17,879         $88          $41     $17,926
    Mortgage-backed securities...... 14,784         180           20      14,944
    United States Treasury.......... 15,067          81           25      15,123
    Corporate obligations........... 20,073          27          146      19,954
    Obligations of state and
    political subdivisions.......... 19,015         648           35      19,628
                                     ------         ---           --      ------

       Total available for sale.....$86,818      $1,024         $267     $87,575
                                    =======      ======         ====     =======

Gross realized gains and gross realized losses on sales of securities available for sale for the years ended December 31, 1999, 1998 and 1997 were:

                                      1999                 1998                1997
                                      ----                 ----                ----

                                Realized  Realized  Realized  Realized  Realized  Realized
                                Gains     Losses    Gains     Losses    Gains     Losses
                                -----     ------    -----     ------    -----     ------

U.S. Government and Federal
Agencies....................    $   9     $  -      $ 13      $  2       $114       $12
United State Treasury.......       17        -         4         _         19         _
Corporate obligations.......       16       54         2         _          _         _
Obligations of state and
political subdivisions......      228       30         6         1         83        13
                                  ---       --         -         -         --        --

   Total....................     $270     $ 84      $ 25      $  3       $216       $25
                                 ====     ====      ====      ====       ====       ===

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

Approximate investment portfolio maturities at December 31, 1999 are as follows:
                                 Securities Available For Sale
                                 -----------------------------
                                                Estimated
                                   Amortized      Market
                                     Cost         Value
                                     ----         -----
One year or less...................$17,025       $16,848
After one year through five years.. 49,714        48,941
After five years through ten years  10,908        10,668
After ten years.................... 11,928        11,447
                                    ------        ------

   Total...........................$89,575       $87,904
                                   =======       =======

The following table represents the carrying value of securities pledged to secure public deposits as required or permitted by law and securities sold under agreements to repurchase at December 31, 1999 and 1998:

                                            1999      1998
                                            ----      ----

U.S. Government and Federal Agencies     $26,147   $16,030
United States Treasury.............           --    10,613
Obligations of state and political
subdivisions.......................        7,824     9,494
                                          ------    ------

   Total...........................      $33,971   $36,137
                                         =======   =======

The Federal Reserve Bank (FRB) requires the bank to maintain a level of investment of FRB stock. The required amount was $756 at December 31, 1999.

5. LOANS AND MORTGAGE LOANS HELD FOR SALE
Major categories of loans at December 31, 1999 and 1998 included in the portfolio are as follows:

                                                   1999      1998
                                                   ----      ----

Commercial-real estate.......................  $ 60,120  $ 37,511
Commercial-lines of credit...................    45,729    39,565
Residential-real estate......................    48,881    35,748
Installment..................................    30,213    31,848
Credit cards and other.......................     3,356     3,888
                                                  -----     -----
   Total loans...............................   188,299   148,560

Deferred loan fees, net......................     (344)     (222)
Allowance for loan losses....................   (2,645)   (2,294)
                                                -------   -------
   Net loans.................................  $185,310  $146,044
                                               ========  ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

Approximate loan portfolio maturities on fixed rate loans and repricing on variable rate loans at December 31, 1999 are as follows:

                                                Within    One To     After
                                               One Year Five Years Five Years Total
                                               -------- ---------- ---------- -----

Commercial-real estate........................  $15,665   $25,590  $18,865  $60,120
Commercial-lines of credit....................   28,952    13,974    2,803   45,729
Residential-real estate.......................   15,818     5,661   27,402   48,881
Installment...................................    3,067    16,649   10,497   30,213
Credit cards and other........................    2,477       879       --    3,356
                                                  -----       ---       --    -----

   Total loans................................  $65,979   $62,753  $59,567 $188,299
                                                =======   =======  ======= ========

Mortgage loans held for sale are included above as residential real estate loans maturing within one year.

Loans on nonaccrual status were approximately $468 and $558 at December 31, 1999 and 1998, respectively. Interest income which would have been realized on non-accrual loans if they had remained current was insignificant.

Renegotiated loans were approximately $172 and $309 at December 31, 1999 and 1998, respectively. These loans were renegotiated to accommodate the borrower.

The Company has no commitments to extend additional credit on loans which are renegotiated, non-accrual or impaired at December 31, 1999.

At December 31, 1999 and 1998, Security Bank serviced approximately $280,241 and $223,305, respectively, of loans owned by others.

The Bank's lending activities are concentrated on the Central and Southwestern coasts of Oregon and in Western Oregon.

6. ALLOWANCE FOR LOAN LOSSES
Transactions in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                    1999     1998     1997
                                                    ----     ----     ----

Balance, beginning of year.....................  $ 2,294  $ 1,429   $1,336
Provision for loan losses......................      470    1,107      263
Loans charged off..............................     (196)    (280)    (298)
Recoveries of loans previously charged off.....       77       38      128
                                                      --       --      ---

    Balance, end of year.......................  $ 2,645  $ 2,294  $ 1,429
                                                 =======  =======  =======

The recorded investment in loans for which an impairment has been recognized at December 31, 1999, 1998 and 1997 was $768, $580 and $296, respectively. The related allowance for loan losses on impaired loans at December 31, 1999, 1998 and 1997 was $128, $190 and $109, respectively. The average recorded investment in impaired loans during 1999, 1998 and 1997 was $760, $515 and $330, respectively. Interest income recognized on impaired loans receivable during 1999, 1998 and 1997 was insignificant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


7. DIRECT FINANCING LEASES
Following are the components of the net investment in direct financing leases at December 31, 1999 and 1998:

                                                    1999    1998
                                                    ----    ----

Total minimum lease payments receivable.......   $ 2,450 $ 2,830
Add:
    Estimated unguaranteed residual values
      of leased equipment.....................       812     534
Less:
    Unearned income...........................       537     551
                                                     ---     ---

      Net investment in direct financing leases  $ 2,725 $ 2,813
                                                 ======= =======


Future minimum lease payments to be received on direct financing leases are as follows:

            Year ending December 31:

            2000......................  $ 1,243
            2001......................      552
            2002.....................       366
            2003......................      202
            2004.....................        87
                                             --

              Total...................  $ 2,450
                                        =======


8. PREMISES AND EQUIPMENT
The composition of premises and equipment at December 31, 1999 and 1998 are as follows:

                                          1999     1998
                                          ----     ----

Land................................   $ 2,175  $ 1,715

Buildings...........................     9,995    8,307

Furniture and equipment.............     7,871    5,724
                                         -----    -----

                                        20,041   15,746

Less accumulated depreciation and
amortization........................   (6,256)  (5,228)
                                       ------   ------

                                       $13,785  $10,518
                                       =======  =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


9. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                Weighted  Carrying     Market
                                                 Average   Value of   Value of
                                     Repurchase Interest  Underlying Underlying
                                      Amount      Rate     Assets      Assets
                                      ------      ----     ------      ------
December 31, 1999:  Overnight........ $13,501     4.10%   $13,501     $13,501
December 31, 1998:  Overnight........ $10,388     4.18%   $10,388     $10,388

The securities underlying agreements to repurchase entered into by the Banks are for the same securities originally sold, with a one-day maturity. In all cases, the Company maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $11,252 for the year ended December 31, 1999 and the maximum amount outstanding at any month end for the year ended December 31, 1999 was $13,501. Investment securities are pledged as collateral in an amount equal to the repurchase agreements.

10. TIME DEPOSITS
Time certificates of deposit in excess of $100 aggregated to $27,974, $21,214 and $24,145 at December 31, 1999, 1998 and 1997, respectively. Interest expense on these certificates amounted to approximately $1,177, $1,448 and $1,382 for the years ended December 31, 1999, 1998 and 1997, respectively.

As of December 31, 1999, remaining time to maturity of time deposits were as follows:

                                 Time deposits                All other
                                of $100 or more             time deposits
                                ---------------             -------------
3 months or less............  $10,101   36.11%            $26,001   31.67%
4 to 6 months...............    6,936   24.80%             17,739   21.61%
7 to 12 months..............    8,334   29.79%             25,198   30.69%
Over 1 year.................    2,603    9.30%             13,160   16.03%
                                -----    ----              ------   -----

     Total..................  $27,974  100.00%            $82,098  100.00%
                              =======  =======            =======  =======

11. EMPLOYEE BENEFIT PLANS
EMPLOYEE SAVINGS PLAN - The Company has a qualified profit sharing (401k) plan covering all half-time or greater personnel with at least twelve months of service. Actual contributions by the Company to the plan are determined by the Board of Directors and are not to exceed the amount deductible for federal income tax purposes. The Company made no contributions to the 401k plan in either 1999, 1998 or 1997.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) - The Company sponsors an employee stock ownership plan (ESOP) that covers all employees who meet the eligibility requirements. To be eligible, an employee must be age twenty-one or older and have completed one year of service during which the employee has at least 1,000 hours of service. The ESOP is noncontributory. Employees are 20% vested after two years of service and vesting increases at the rate of 20% each year thereafter such that employees are 100% vested after six years of services. The Company makes annual contributions to the ESOP at a minimum, sufficient to pay interest due on outstanding loans, required principal repayments, operating expenses and administrative fees. In certain years, the Company has also deposited additional funds to enable the ESOP to repurchase shares from participants. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from the collateral based on the proportion of debt service paid in the year and allocated to active employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


The shares pledged as collateral for debt due to the Company by the ESOP are reported as unearned ESOP shares on the consolidated balance sheets. As shares are committed to be released from collateral, the Company reports compensation expense equal to the shares being released for allocation multiplied by the average market price of the Company's common stock during the year. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest.

In 1998, the ESOP debt was repaid in full, thereby releasing all remaining shares for allocation. The ESOP shares as of December 31, 1999, 1998 and 1997 were as follows (per share amounts have been restated for the 5% stock dividend issued August 1999 and the 5% stock dividend declared January 2000):

                                          1999      1998      1997
                                         -----      ----      ----

Allocated...................           796,202   639,140   576,500
Shares released for allocation         193,520   424,222    75,455
Unreleased shares...........                --        --   424,222
                                            --        --   -------

    Total ESOP shares.......           989,722 1,063,362 1,076,177
                                       ======= ========= =========

Fair value of unreleased shares       $     -- $      --  $  4,714
                                      ======== =========  ========

EXECUTIVE SUPPLEMENTAL INCOME PLAN - The Company sponsors a Key Executive Deferred Compensation Plan which is a noncontributory defined benefit plan covering a select group of key management employees. Benefits under the Plan are based on years of service, final average pay and covered compensation. At December 31, 1999, the Plan covered eight participants, including four employees, two former employees with vested rights to future benefits, and two retirees and beneficiaries receiving benefits.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


The Key Executive Deferred Compensation Plan is an unfunded plan providing supplementary retirement benefits to high-level employees. The activity with respect to this plan in 1999, 1998 and 1997 is as follows:

                                                        Pension Benefits
                                                        ----------------
                                                1999        1998       1997
                                                ----        ----       ----

CHANGE IN BENEFIT OBLIGATION

Benefit obligation at beginning of year       $1,016      $  808     $  608
Service cost...........................           43          39         36
Interest cost..........................           65          60         45
Amendments.............................           --          66         --
Actuarial (gain) loss..................        (189)         159        134
Benefits paid..........................         (15)       (116)       (15)
                                                ---        ----        ---

   Benefit obligation at end of year...      $   920      $1,016     $  808
                                             =======      ======     ======

CHANGE IN PLAN ASSETS

Fair value of plan assets at January 1.           --          --         --
Employer contribution..................           15         116         15
Plan participants' contributions.......           --          --         --
Benefits paid..........................         (15)       (116)       (15)
                                                 ---        ----        ---

   Fair value of plan assets at end of year       --          --         --
                                                  ==          ==         ==


RECONCILIATION AT DECEMBER 31,

Funded status..........................        (920)     (1,016)      (808)
Unrecognized net actuarial loss........           25         239        341
Unrecognized prior service cost........           38          45         52
                                                  --          --         --

   Net amount recognized...............        (857)       (732)      (415)
                                               =====       =====      =====

TOTAL RECOGNIZED AMOUNTS IN THE BALANCE SHEET
   CONSIST OF:

Accrued benefit cost...................        (857)       (732)      (415)

   Total recognized....................        (857)       (732)      (415)
                                               =====       =====      =====

NET PERIODIC BENEFIT COST..............     $    140  $      123   $     99
                                            ========  ==========   ========


                                                       Pension Benefits
                                                       ----------------

WEIGHTED-AVERAGE ASSUMPTIONS                    1999        1998       1997
                                                ----        ----       ----
AS OF DECEMBER 31,

   Discount rate.......................        6.50%       6.50%      7.50%

   Expected return on plan assets......          N/A         N/A        N/A
   Rate of compensation increase.......        3.50%       3.50%      4.50%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


COMPONENTS OF NET PERIODIC BENEFIT COST

Service cost...........................           43          39         35
Interest cost..........................           65          60         46
Amortization of prior service cost.....            7           7          7
Recognized net actuarial loss..........           25          17         11
                                                  --          --         --

    Net periodic benefit cost..........        $ 140       $ 123      $  99
                                               =====       =====     ======

STOCK OPTION PLAN-The Company maintains an Employee Stock Option Plan (the "Employee Plan"), adopted in 1995, under which 304,290 shares of common stock are reserved for issuance to key employees. The Employee Plan provides for the grant of options to purchase shares to selected employees. The purchase price of shares for which stock options are granted shall not be less than 100% of the fair market value of such shares on the date of the grant. Options granted under the Employee Plan are exercisable in installments and expire on such date as the Compensation Committee of the Board of Directors may determine, but not later than 10 years from the date of grant. The following table summarizes stock option activity for the years ended December 31, 1999, 1998 and 1997 (per share amounts have been restated for the 5% stock dividend issued August 1999 and the 5% stock dividend declared January 2000):

                                         1999              1998                1997
                                         ----              ----                ----

                                           Weighted            Weighted             Weighted
                                            Average             Average              Average
                                  Options  Exercise  Options   Exercise   Options   Exercise
                                Outstanding  Price  Outstanding Price    Outstanding  Price
                                -----------------------------------------------------------

Beginning of year.................139,466    $6.57     99,842   $5.49      106,502    $5.14
Grants............................ 87,098    $8.00     57,881   $7.94        5,513   $12.02
Exercised.........................      -        -    (6.085) ($5.14)     (12,173)  ($5.14)
Cancelled and returned to plan...(16,538)  ($7.93)   (12,172) ($5.14)            -        -
                                  -------   ------    -------  ------            -        -

End of year.......................210,026    $7.08    139,466   $6.57       99,842    $5.49
Options excercisable at the
end of year....................... 72,434   $5.14-     52,259  $5.14-       30,429    $5.14
                                            $12.02             $12.02
Weighted average fair value per share
of options granted during year....  $3.85         $3.46         $5.68

The fair value per share of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997, 1998 and 1999: Dividend yield of 2.6%, 3.3% and 2.4%, risk-free interest rates of 5.8%, 4.5% and 6.0%, volatility of 60%, and expected lives of five years.

The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under the Black-Scholes option-pricing model described above, as permitted in SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                     1999             1998         1997
                                     ----             ----         ----
Net income (loss), as reported...$  2,014       $  (1,549)     $  2,765
Net income (loss), pro forma.....$  1,933       $  (1,590)     $  2,730
Basic EPS, as reported...........$    .41       $    (.31)     $    .62
Basic EPS, pro forma.............$    .39       $    (.32)     $    .61
Diluted EPS, as reported.........$    .41       $    (.31)     $    .61
Diluted EPS, pro forma...........$    .39       $    (.32)     $    .60

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


Outstanding options at December 31,1999 are as follows:

                                               Exercise
                                      Vested   Price
                        Total Shares  Shares   Per Share  Expiration
                        ------------  ------   ---------  ----------

                           76,071     60,857   $ 5.14       2005
                           11,025      1,103   $ 7.37       2009
                           41,344      8,269   $ 7.93       2008
                           76,073         --   $ 8.10       2009
                            5,513      2,205   $12.02       2007

The pro forma expense related to stock options was $81, $41 and $35 for 1999, 1998 and 1997, respectively.

12. EARNINGS PER SHARE
Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year with diluted including the effect of potentially dilutive common shares. For the year ended December 31, 1997, the weighted average number of common shares outstanding did not include 384,784 held by the Company's ESOP as these shares had not been allocated to participant accounts, nor had they been committed to be released. The following table presents information relating to the weighted average number of common shares outstanding for all periods presented for both basic and diluted net income per share calculations. All amounts have been restated for the 5% stock dividend issued August 1999 and the 5% stock dividend declared January 2000.

                                            1999         1998         1997
                                            ----         ----         ----

Weighted average shares - basic........4,914,684    4,905,065    4,486,525

Potential dilution of stock options....*  24,482    ** 35,805    ** 47,384
                                       ---------    ---------    ---------

Weighted average shares - diluted......4,939,166    4,940,870    4,533,909
                                       =========    =========    =========


* Options to purchase 122,929 shares of common stock were outstanding during 1999 but were not included in the computation of diluted EPS as they were anti-dilutive.

** Options to purchase 5,513 shares of common stock were outstanding during 1998 and 1997 but were not included in the computation of diluted EPS as they were anti-dilutive.

13. REGULATORY MATTERS
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under
regulatory  accounting practices.   The Company's capital amounts and
classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital to average assets (as defined). Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


As of December 31, 1999, the most recent notification from the Federal Reserve Board categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.

The Company's capital amounts and ratios are presented in the following table:

                                                                        To Be Well
                                                                    Capitalized Under
                                                    For Capital     Prompt Corrective
                                   Actual        Adequacy Purposes  Action Provisions
                                   ------        -----------------  -----------------
                               Amount   Ratio    Amount      Ratio  Amount     Ratio
                               ------   -----    ------      -----  ------     -----

As of December 31, 1999:
   Total Capital
     (to Risk Weighted Assets)$35,489  16.01%   $17,729      >8%   $22,161      >10%
                                                             -                  -
   Tier 1 Capital
     (to Risk Weighted Assets)$32,872  14.83%   $ 8,864      >4%   $13,297      >6%
                                                             -                  -
   Tier 1 Capital
      (to Average Assets)     $32,872  10.44%   $12,591      >4%   $15,738      >5%
                                                             -                  -
As of December 31, 1998:
   Total Capital
     (to Risk Weighted Assets)$32,676  17.15%   $15,246      >8%   $19,057      >10%
                                                             -                  -
   Tier 1 Capital
     (to Risk Weighted Assets)$30,382  15.94%   $ 7,623      >4%   $11,434      >6%
                                                             -                  -
   Tier 1 Capital
     (to Average Assets)      $30,382  10.72%   $11,340      >4%   $14,175      >5%
                                                             -                  -

The Banks, as state-chartered banks with deposits insured by the Federal Deposit Insurance Corporation ("FDIC") are members of the Federal Reserve System and are subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administrated through the Division of Finance and Corporate Securities ("Oregon Director"), and to the supervision and regulation of the Federal Reserve Bank (FRB). As of December 31, 1999, the most recent notification from the FRB categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The Banks, as state-chartered banks, are prohibited from declaring or paying any dividends in an amount greater than undivided profits. At December 31, 1999, 1998 and 1997, undivided profits of approximately $6,223, $4,244 and $7,576, respectively, were available for the payment of dividends to the Company without prior regulatory approval.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


14. COMMITMENTS AND CONTINGENCIES
The Banks are leasing five of their branches under operating leases which include renewals at various dates. The approximate future minimum rental payments under these leases are as follows:

Year ending December 31:
         2000..........................$   227
         2001..........................    197
         2002.........................     149
         2003.........................     135
         2004..........................     91
         Thereafter....................  1,023
                                         -----
                                       $ 1,822
                                       =======

Rental expense for all operating leases was approximately $238, $175 and $132 for the years ended December 31,1999, 1998 and 1997, respectively.

At December 31, 1999, the Company has $47,200 available under unused lines of credit with various renewal dates.

In the normal course of business, there are various commitments outstanding, including commitments to extend credit and commercial letters of credit to ensure performance of certain commercial customer obligations.

At December 31, 1999, 1998 and 1997, these commitments and obligations were as follows:

                                          1999     1998      1997
                                          ----     ----      ----

Loans at fixed rates...................$16,994  $ 5,235   $ 1,510

Loans at variable rates................ 25,403   33,577    14,183
                                        ------   ------    ------

                                       $42,397  $38,812   $15,693
                                       =======  =======   =======


The Company is, from time to time, a defendant in legal proceedings arising in the normal course of business. In the opinion of management the disposition of pending litigation will not have a material effect on the Company's financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


15. PROVISION FOR INCOME TAXES
The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                          1999     1998      1997
                                          ----     ----      ----

Current................................$   568  $   760   $ 1,036

Deferred...............................    301     (735)      211
                                           ---     ----       ---

                                        $  869  $    25   $ 1,247
                                        ======  =======   =======


The provision for income taxes results in effective tax rates which are different from the federal income tax statutory rate. The nature of the differences for the years ended December 31, 1999, 1998 and 1997, are as follows:

                                          1999     1998      1997
                                          ----     ----      ----

Computed expected federal tax at statutory
  rate of 34%..........................$   960 $  (530)   $ 1,354

State taxes, net of federal effect.....    123       86       101

Tax exempt interest....................   (304)   (304)     (318)

Change in valuation allowance..........     --       --     (184)

ESOP adjustments.......................     --      793       155

Other, net.............................     90     (20)       139
                                            --     ---        ---

                                        $  869  $    25   $ 1,247
                                        ======  =======   =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                          1999     1998
                                          ----     ----

Deferred tax assets:
   Investment securities due to reserve for
     unrealized losses................. $  619 $     --
   Loans receivable,
     due to allowance for possible loan
     losses............................    794      666

   Other liabilities,
     due to deferred compensation reserve  472      418

   Deferred loan fees .................     32       38

   Net operating loss carry forward....    119       42

   Prepaid ESOP contribution...........     --      379

   Other...............................    153      267
                                           ---      ---

      Total gross deferred tax assets.. $2,189   $1,810

Less valuation allowance...............     --       --
                                            --       --

      Net deferred tax assets.......... $2,189   $1,810
                                        ------   ------

Deferred tax liabilities:

   Investment securities,
     due to reserve for unrealized
     gains.............................$    --   $  288

   FHLB stock..........................    190      127

   Investment securities,
     due to accretion of discount......     84      113

   Leased assets.......................    239      319

   Premises and equipment,
     due to difference in depreciation.    748      670

   Other...............................     69       40
                                            --       --

      Total gross deferred tax
      liabilities...................... $1,330   $1,557
                                        ------   ------

      Net deferred tax asset........... $  859  $   253
                                        ======  =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


The valuation allowance for deferred tax assets as of January 1, 1998 was zero. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was zero.

The Company has determined that no valuation allowance is necessary as it is more likely than not that the gross deferred tax asset of $2,189 will be principally realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. Management believes that future taxable income will be sufficient to realize the benefits of temporary differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences.

16.  TRANSACTIONS WITH RELATED PARTIES
Some of the directors, executive officers and principal shareholders of the Company, and the companies with which they are associated, are customers of and have had banking transactions with the Banks in the ordinary course of business, and the Banks expect to have such transactions in the future. All loans and commitments to loan included in such transactions were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Banks, do not involve more than the normal risk of collectibility or present any other unfavorable features.

An analysis of activity with respect to loans to directors, executive officers and principal shareholders of the Company for the years ended December 31, 1999, 1998 and 1997 follows:

                                          1999        1998        1997
                                          ----        ----        ----

Balance, beginning of year............$  6,730    $  3,837    $  3,349

Additions.............................. 10,177       5,935       2,726
Repayments.............................(6,605)     (3,042)     (2,238)
                                        ------      ------      ------

Balance, end of year..................$ 10,302    $  6,730     $ 3,837
                                      ========    ========     =======


At December 31, 1999, deposits from related parties were $4,342.

17. FEDERAL HOME LOAN BANK BORROWINGS
At December 31, 1999, Security Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $4,000 with a weighted average rate of 5.8% and a weighted average maturity of 30 days. These advances were collaterized by certain investment securities, certain residential first mortgage loans, deposits with the FHLB, and FHLB stock totaling approximately $4,000 at December 31, 1999. There were no advances outstanding as of December 31, 1998. The FHLB requires the Banks to maintain a level of investment of FHLB stock. The required amount was $742 and $810 at December 31, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


18.  FAIR VALUE OF FINANCIAL INSTRUMENTS
Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the following information is presented.

Financial instruments have been construed to generally mean cash or a contract that implies an obligation to deliver or receive cash or another financial instrument to or from another entity. The estimated fair values of the Company's financial instruments are as follows:

                                      December 31, 1999            December 31, 1998
                                Carrying Amount  Fair Value  Carrying Amount  Fair Value
                                ---------------  ----------  ---------------  ----------

Financial assets:
   Cash and cash equivalents...........$ 16,692  $ 16,692         $ 18,353     $ 18,353
   Investment securities...............  87,904    87,904           87,575       87,575
   Loans and leases, net............... 184,110   182,058          142,937      144,085
   Mortgage servicing rights...........   2,717     2,947            2,086        2,117
   Mortgage loans held for sale........   3,925     3,925            5,920        5,920
   Federal Home Loan Bank stock........   2,181     2,181            2,007        2,007
   Federal Reserve Bank stock..........     756       756              649          649

Financial liabilities:
   Deposits............................ 263,969   264,193          226,795      226,436
   Securities sold under agreements to
   repurchase..........................  13,501    13,501           10,388       10,388
   Short term borrowings...............     417       417               32           32
   Other borrowings....................     800       800               --           --
   Federal Home Loan Bank borrowings...   4,000     4,000               --           --

Off balance sheet financial instruments:
   Loan commitments....................  42,072    42,072           38,645       38,645
   Letters of credit...................     325       325              167          167

Financial assets and financial liabilities other than investment securities are not traded in active markets. The above estimates of fair value require
subjective judgements and are approximate.   Changes in the following
methodologies and assumptions could significantly affect the estimates. These estimates may also vary significantly from the amounts that could be realized in actual transactions.

o Financial Assets - The estimated fair value approximates the book value of cash equivalents. For investment securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of mortgage servicing rights is estimated by discounting future cash flows using current rates at which similar loans would be made, and a constant prepayment rate of 5%. The fair value of mortgage loans held for sale, Federal Home Loan Bank stock and Federal Reserve Bank stock approximates their carrying amounts.

o Financial Liabilities - The estimated fair value of time deposits is estimated by discounting the future cash flows using current rates at which similar deposits would be made. The estimated fair value approximates the carrying amounts of short term borrowings, securities sold under agreements to repurchase and other borrowings. The estimated fair value of Federal Home Loan Bank borrowings is estimated by discounting the future cash flows using current rates at which similar borrowings would be made.

o Off-Balance Sheet Financial Instruments - Fair value considers the difference between current levels of interest rates and committed rates. See note 14 to the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


The Company did not hold any derivative financial instruments in its investment portfolio at or during the year ended December 31, 1999, with the exception of collateralized mortgage obligations.

19. SEGMENT INFORMATION
The Company has three reportable segments: commercial banking, mortgage banking, and administration. The commercial banking segment's activities include the usual functions of a commercial bank: commercial real estate and installment loans; equipment leasing; checking and savings accounts; collection and escrow services and safe deposit facilities. The mortgage banking segment's activities include primarily the origination of residential mortgage loans and subsequent sale in the secondary market. The administration segment's activities include strategic planning, management of investment portfolio, accounting, human resource administration, and data processing.

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

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the year ended December 31, 1999:

                                         Commercial  Mortgage                  Intersegment
                                          Banking     Banking  Administration  Eliminations  Consolidated
                                          -------     -------  --------------  ------------  ------------

Interest income.............................$20,988       $--       $12           $(95)         $20,905
Interest expense..............................8,136        --        48            (95)           8,089
                                             ------                  --            ---            -----

       Net interest income before provision..12,852        --      (36)              --          12,816
Provision for loan losses.......................470        --        --              --             470
                                                ---        --        --              --             ---
       Net interest income...................12,382        --      (36)              --          12,346
Non-interest income...........................3,115     2,403     4,325         (4,642)           5,201
ESOP compensation expense.....................   --        --        --              --              --
Other non-interest expense...................10,940     1,985     3,396         (1,597)          14,724
                                             ------     -----     -----         -------          ------
       Income (loss) before taxes and
       minority interest......................4,557       418       893         (3,045)           2,823
Income taxes..................................1,574       149     (854)              --             869
                                              -----       ---     -----              --             ---
Income (loss) before minority interest....... 2,983       269     1,747         (3,045)           1,954
Loss attributable to minority interest.........  --        --        --              60              60
                                                 --        --        --              --              --
       Net income (loss).....................$2,983      $269    $1,747        $(2,985)          $2,014
                                             ======      ====    ======        ========          ======

Loans, net.................................$188,027       $--       $--             $--        $188,027
Investments, net.............................90,841        --        --              --          90,841
Other assets.................................38,701       269    30,065        (31,302)          37,733
                                             ------       ---    ------        --------          ------
       Total assets........................$317,569      $269   $30,065       $(31,302)        $316,601
                                           ========      ====   =======       =========        ========

Deposits...................................$264,800       $--       $--          $(831)        $263,969
Borrowings...................................20,953        --       800         (3,035)          18,718
Other liabilities.............................1,074        --       816              --           1,890
                                              -----        --       ---              --           -----
       Total liabilities...................$286,827       $--    $1,616        $(3,866)        $284,577
                                           ========       ===    ======        ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the year ended December 31, 1998:

                                         Commercial  Mortgage                   Intersegment
                                           Banking    Banking   Administration  Eliminations Consolidated
                                           -------    -------   --------------  -------------------------

Interest income.............................$19,905       $--       $93            $(3)         $19,995
Interest expense..............................8,438        --        --             (3)           8,435
                                              -----        --        --             ---           -----
       Net interest income before provision..11,467        --        93              --          11,560
Provision for loan losses.....................1,107        --        --              --           1,107
                                              -----        --        --              --           -----
       Net interest income...................10,360        --        93              --          10,453
Non-interest income...........................2,609     2,904     2,163         (2,708)           4,968
ESOP compensation expense.....................1,884       717       898              --           3,499
Other non-interest expense....................8,556     1,888     4,176         (1,139)          13,481
                                              -----     -----     -----         -------          ------
       Income (loss) before taxes and
       minority interest......................2,529       299   (2,818)         (1,569)         (1,559)
Income taxes....................................995       111   (1,081)              --              25
                                                ---       ---   -------              --              --
Income (loss) before minority interest....... 1,534       188   (1,737)         (1,569)         (1,584)
Loss attributable to minority interest.........  --        --        --              35              35
                                                 --        --        --              --              --
       Net income (loss).....................$1,534      $188  $(1,737)        $(1,534)        $(1,549)
                                             ======      ====  =======         =======         =======

Loans, net.................................$150,942       $--       $--             $--        $150,942
Investments, net.............................90,231        --        --              --          90,231
Other assets.................................35,445       237    30,151        (33,367)          32,466
                                             ------       ---    ------        --------          ------
       Total assets........................$276,618      $237   $30,151       $(33,367)        $273,639
                                           ========      ====   =======       =========        ========

Deposits...................................$229,295       $--       $--        $(2,500)        $226,795
Borrowings...................................16,495        --        --         (6,075)          10,420
Other liabilities.............................3,811        50     1,307              --          5,168
                                              -----        --     -----              --           -----
       Total liabilities...................$249,601       $50    $1,307        $(8,575)        $242,383
                                           ========       ===    ======        ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data


The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the year ended December 31, 1997:

                                         Commercial  Mortgage                  Intersegment
                                           Banking    Banking  Administration  Eliminations  Consolidated
                                           -------    -------  --------------  ------------  ------------

Interest income.............................$20,096       $--       $78           $(83)         $20,091
Interest expense..............................8,420        --        --            (83)           8,337
                                              -----        --        --            ----           -----
       Net interest income before provision..11,676        --        78              --          11,754
Provision for loan losses.......................263        --        --              --             263
                                                ---        --        --              --             ---
       Net interest income...................11,413        --        78              --          11,491
Non-interest income...........................2,335     1,584        10            (60)           3,869
ESOP compensation expense.....................  611       105        --              --             716
Other non-interest expense....................8,637     1,394       691            (60)          10,662
                                              -----     -----       ---            ----          ------
       Income (loss) before taxes and
       minority interest......................4,500        85     (603)              --           3,982
Income taxes..................................1,396        30     (179)              --           1,247
                                              -----        --     -----              --           -----
Income (loss) before minority interest....... 3,104        55     (424)              --           2,735
Loss attributable to minority interest.........  --        --        --              30              30
                                                 --        --        --              --              --
       Net income (loss).....................$3,104       $55    $(424)             $30          $2,765
                                             ======       ===    ======             ===          ======

Loans, net.................................$141,299       $--       $--             $--        $141,299
Investments, net.............................87,970        --        --              --          87,970
Other assets.................................41,783     1,880    25,257        (27,957)          40,963
                                             ------     -----    ------        --------          ------
       Total assets........................$271,052    $1,880   $25,257       $(27,957)        $270,232
                                           ========    ======   =======       =========        ========


Deposits...................................$216,388      $125       $--        $(2,672)        $213,841
Borrowings...................................24,528        --        --              --          24,528
Other liabilities.............................2,091       417        24              --           2,532
                                              -----       ---        --              --           -----
       Total liabilities...................$243,007      $542       $24        $(2,672)        $240,901
                                           ========      ====       ===        ========        ========

20.   PARENT COMPANY ONLY FINANCIAL DATA
The following sets forth the condensed financial information of Security Bank Holding Company on a stand-alone basis:

                             Statement of Condition



                                                              1999        1998
                                                              ----        ----

ASSETS

   Cash...................................................    $554      $1,626
   Fed funds sold.........................................      --         985
                                                                --         ---
   Total cash and cash equivalents........................     554       2,611
   Investment in the subsidiaries.........................  27,454      24,832
   Other assets...........................................   2,326       2,946
                                                             -----       -----
Total Assets.............................................. $30,334     $30,389
                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Other liabilities......................................    $816      $1,357
   Other borrowings.......................................     800          --
                                                               ---          --
Total Liabilities.........................................   1,616       1,357
                                                             -----       -----
Stockholders' equity......................................  28,718      29,032
                                                            ------      ------
Total liabilities and stockholders' equity................ $30,334     $30,389
                                                           =======     =======

                   Notes to Consolidated Financial Statements
                   Dollars in Thousands, Except Per Share Data

                               Statement of Income



                                                        1999       1998     1997
                                                        ----       ----     ----
Income
       Income from the subsidiaries...................$3,044     $1,569   $3,368
       Other income....................................3,696      3,591       88
                                                       -----      -----       --
Total Income...........................................6,740      5,160    3,456

Expenses
       Other expense...................................5,430      7,679      691
                                                       -----      -----      ---
Total Expense..........................................5,430      7,679      691

Income (loss) before income taxes......................1,310    (2,519)    2,765
Income tax benefit.....................................(704)      (970)       --
                                                       -----      -----       --
Net income (loss).....................................$2,014   $(1,549)   $2,765
                                                      ======   ========   ======

                             Statement of Cash Flows



                                                        1999       1998     1997
                                                        ----       ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss).....................................$2,014   $(1,549)   $2,765
Adjustments to reconcile net income to net cash...
provided by operating activities:
    Provision for deferred income taxes................(704)    (970)    --
    Equity in undistributed losses (earnings) of
    subsidiaries.....................................(1,144)      4,132  (2,570)
    Net change in other liabilities......................163      1,333       23
    Net change in other assets...........................620  (2,655)    --
    Other, net............................................--      5,371       31
                                                          --      -----       --
Net cash provided by operating activities................949      5,662      249

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for investments in and advances to
subsidiaries.........................................(2,985)    (4,136)    (147)
Sale or repayment of investments in and advances
to subsidiaries...........................................--        684       --
Other, net................................................--      (902)       --
                                                          --      -----       --
Net cash used in investing activities................(2,985)    (4,354)    (147)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long term debt.............................. --         --       --
Proceeds from issuance of common stock....................73         48       65
Increase in other borrowings............................ 800         --       --
Dividends paid.........................................(894)    (1,626)    (825)
Other, net............................................... --        234      830
                                                          --        ---      ---
Net cash (used in) provided by financing activities.....(21)    (1,344)       70

Net (decrease) increase in cash and cash equivalents.(2,057)       (36)      172
Cash and cash equivalents at beginning of year........ 2,611      2,647    2,475
                                                       -----      -----    -----
Cash and cash equivalents at end of year................$554     $2,611   $2,647
                                                        ====     ======   ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table shows as to each nominee for Director and for those Directors whose terms have not yet expired, the identified information as of February 11, 2000:
                                                   Year Elected
                                                        or
                                                   Appointed as   Year Term
Name                 Age          Position           Director      Expires
----                 ---          --------           --------      -------

Charles D. Brummel    60        Chairman/CEO           1974          2002
William A. Lansing    53   Vice Chairman/Director      1991          2001
Kenneth C. Messerle   59          Director             1992          2002
Ronald L.. LaFranchi  47          Director             1997          2000
Glenn A. Thomas       58          Director             1995          2001
Gary L. Waggonner     58          Director             1999          2000
Robert L. Fullhart    68          Director             1997          2000



EXPERIENCE OF DIRECTORS

The business experience of each of the directors and executive officers for at least the past five years has been as follows:

     CHARLES D. BRUMMEL currently serves as Chairman of the Board, and serves as Director and Chief Executive Officer of the Company. He was a director of the Board of the Oregon Bankers Association from 1977 to 1989 and served as its president in 1986/1987. He is Chairman of the Board of Directors of BancSource, Inc., an OBA for-profit subsidiary. He also served as a director of the American Bankers Association from 1986 to 1989 and currently serves as a member of the Board of Directors of each of the six subsidiary banks of the Company. Mr. Brummel is also President-elect of the Western Independent Bankers Association.

     WILLIAM A. LANSING is President of Menasha Corporation Forest Products Group, in North Bend, Oregon, where he has been employed since 1970. Mr. Lansing sits on the board of several state-wide (Oregon and Washington) timber related associations and has been recognized for his efforts in community and state affairs by both local and regional organizations.

     KENNETH C. MESSERLE sold his share in the family business of Messerle & Sons, Inc., a cattle and timber corporation, in Coos County. In 1996, he was elected to the State Legislature for District 48, and re-elected in 1998. Mr. Messerle also serves on the Board of Directors of Lincoln Security Bank.

     RONALD L. LAFRANCHI is the owner of Ron's Oil Co., a chain of independently owned, name brand retail gasoline stations he started in 1976. He presently operates several stations located throughout Oregon, as well as a propane gas division which serves predominately retail customers.

     GLENN A. THOMAS is the owner of Thomas & Son Beverage, Inc., and its subsidiaries, Thomas & Son Trucking and Thomas & Son Transportation Systems, in Coos Bay, Oregon. He has been the Oregon Director for the Rocky Mountain Wholesalers Association, a director and officer of Oregon Beer & Wine Distributors Association, and a director of National Beer Wholesalers.

     GARY L. WAGGONNER has been a Director of Pacific State Bank since 1987, joining Security Bank Holding Company's Board in 1999. He currently serves as Chairman of the Board of Directors of Pacific State Bank, and is a rancher and timberland manager.

     ROBERT L. FULLHART has been a Director of Pacific State Bank since 1989, joining Security Bank Holding Company's Board in 1997 as a result of the acquisition of Pacific State Bank. He is the owner of Fullhart Insurance Agency, which has five offices in Oregon.

During the year ended December 31, 1999 the Board of Directors held 12 regularly scheduled meetings. All directors attended at least 75 percent of the board meetings and committee meetings during the year.

COMMITTEES
The Company's Board of Directors has established a Compensation Committee comprised of William A. Lansing (Chair), Glenn A. Thomas and Gary L. Waggonner. The Compensation Committee determines the salary of the Chief Executive Officer and the bonuses and stock option grants to Chief Executive Officer and other executive officers of the Company.

The Board of Directors also has established a standing Audit Committee consisting of Kenneth C. Messerle (Chair), Ronald L. LaFranchi and Robert L.
Fullhart.   The  Audit Committee is responsible for overseeing  regulatory compliance matters, and reviewing periodic examinations by state and federal regulators of the Company and the subsidiary banks, and other external/internal audits.

The Board of Directors appointed a Nominating Committee, consisting of Ronald L. LaFranchi (Chair), William A. Lansing, and Glenn A. Thomas, to recommend nominees for election of directors at the annual meeting of shareholders. Shareholders who wish to make recommendations to the Nominating Committee for directors to be nominated for election at the 2001 annual meeting of shareholders may do so in writing addressed to the Secretary of the Corporation at the address indicated above no later than November 5, 2000.

COMPENSATION
Directors of the Company except Charles D. Brummel received $1,000 in compensation for each meeting of the Board of Directors attended in 1999. There is no separate compensation for participation in any of the Committees. Payment was made in the form of Company stock, purchased by the Company from existing stock on the market.

EXECUTIVE OFFICERS
Charles D. Brummel is Chief Executive Officer of the Company. Antoinette M. Poole is Executive Vice President and Chief Operating Officer of the Company. Ronald L. Farnsworth is Vice President and Chief Financial Officer of the Company. Naseer M. Nasim is Vice President and Chief Information Officer of the Company. Executive Officers serve at the discretion of the Board of Directors.

The following sets forth certain information about the executive officers of the Company, other than Chuck Brummel:

     ANTOINETTE  M.  POOLE, age 53 serves as the Company's Executive Vice
     President and Chief Operating Officer.   Prior to fulfilling the
     responsibilities of Chief Operating Officer of the Company, she was Executive Vice President and Loan Administrator of Security Bank, and has served in a number of other officer positions. She has been employed by the Company since 1976.

     RONALD L. FARNSWORTH, age 29, employed by the Company since 1996, is Vice President and Chief Financial Officer of the Company. Farnsworth was previously employed by KPMG Peat Marwick LLP in Portland, Oregon, from 1992 to 1996.

     NASEER M. NASIM, age 36, joined the Company in July 1999, and serves as the Company's Vice President and Chief Information Officer. Nasim has been involved with the financial industry since 1990. His experience also includes consultant services to fortune 500 companies, and CEO of AmeriNex, Inc., and internet service providing company in Santa Clara, California.

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

Based solely upon the Company's review of the copies of the filings, which it received with respect to the fiscal year ended December 31, 1999, the Company believes that all reporting persons made all filings required by Section 16 on a timely basis.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth compensation earned for the years ended December 31, 1999, 1998 and 1997 by each executive officer of the Company receiving over $100,000 of total compensation during such year:

                               Annual Compensation            Long term
                               -------------------            ---------
                                                          compensation awards
                                                          -------------------
                                                         Number
                                                         of
                                                         Securities
                                             Other       Underlying    All other
Name and Position  Year  Salary(1) Bonus Compensation(2) Options        comp (3)
-----------------  ----  --------- ----- --------------- -------        --------

Charles D. Brummel 1999  $183,343   $--       $22,822     72,450     $71,900
Chief Executive    1998  $166,675 $48,855     $25,692       --       $76,603
Officer            1997  $130,016 $68,684     $12,887       --       $68,943



(1) Includes amounts contributed by the named executive officer to the 401k plan.
(2) Consisting of Directors fees paid from the subsidiary banks of the Company, of which Mr. Brummel is a Director, and Company provided auto and spousal travel.
(3) Consists of accrued earnings related to the Key Executive Deferred Compensation Plan for the benefit of the named Executive Officer. See "Other Benefit Plans".

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

SEVERANCE AGREEMENT. In addition to Mr. Brummel's regular compensation, the Company has agreed to pay him additional compensation should his employment with the Company be terminated under certain conditions. The severance agreement is effective only if Mr. Brummel's employment is involuntarily terminated in connection with the merger or sale of the Company, or if he elects to terminate his employment within one year of a merger or sale. In the event of such a termination, the Company has agreed to pay Mr. Brummel a sum equal to twelve times his monthly base salary in effect at the time of the merger or sale. The base salary includes monthly gross salary but does not include bonuses or other compensation, plus any deferred or unpaid portion of his annual bonus. If the severance agreement had been triggered as of December 31, 1999, Mr. Brummel would have been entitled to a payment of $183,343.

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

The Plan reserves 289,800 shares of the Company's unissued common stock for possible grants to employees. The purchase price of shares issuable upon exercise of options is not less than 100% of the fair market value per optioned share at the time of the grant. Each option granted under the plan is exercisable for up to ten years following the date of grant. Options generally become exercisable as to 20% of the shares one year after the date of grant, with an additional 20% becoming exercisable each year thereafter.

As of December 31, 1999, options to purchase 200,025 shares, adjusted for stock dividends and splits, were outstanding under the Plan. There were 82,950 options granted to employees in 1999, no options exercised and 15,750 options terminated. The following table sets forth information regarding options held by named executive officers as of February 11, 2000:

                           Number of  Percentage of  Exercise
Name                       Shares     Total Options   Price    Expiration Date
----                       ------     -------------   -----    ---------------
Charles D. Brummel         144,900       72.4%      $6.95 (1)  April 30, 2005
                                                               to
                                                               August 16, 2009
Antoinette M. Poole         2,625        1.3%        $8.33   December 30, 2008
Ronald L. Farnsworth        5,250        2.6%        $8.33   December 30, 2008

(1) Represents the weighted average exercise price of two separate option grants.

The following table sets forth information regarding option holdings for the year ended December 31, 1999, with respect to the Executive Officer named in the Executive Compensation summary table:

                  # of unexercised options   Value of unexercised in-the-money
                       at year end (1)          options at year end
                       ---------------          -------------------
Name               Exercisable  Unexercisable   Exercisable  Unexercisable
----               -----------  -------------   -----------  -------------

Charles D. Brummel   57,960      86,940         $34,776       $8,694

   (1)The named Executive Officer has yet to exercise any of the options granted to him. On December 31, 1999, the fair market value of the Company's common stock (the fair market value) was $6.00. For purposes of the previous table, stock options with an exercise price less than the fair market value are considered to have a value equal to the difference between the fair market value and the exercise price of the stock option multiplied by the number of shares covered by the stock option.

OTHER BENEFIT PLANS. The Company sponsors a Key Executive Deferred Compensation Plan (the ESI Plan) which is a noncontributory defined benefit plan covering a select group of key management employees. The ESI Plan is an unfunded plan providing supplementary retirement benefits. Benefits under the ESI Plan are based on years of service, final average pay and covered compensation. At December 31, 1999, the ESI Plan covered eight participants, including four current employees, two former employees with vested rights to future benefits, and two retirees and beneficiaries receiving benefits. In 1999, the Board of Directors voted to include Directors fees paid to Mr. Brummel in the average pay formula for his retirement benefits.

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

STOCK PERFORMANCE GRAPH
The following chart compares the yearly percentage change in the cumulative shareholder return on the Company's Common Stock during the period beginning September 13, 1996, when the Company first issued its shares publicly, and ending December 31, 1999, with (i) the Total Return Index for the NASDAQ Stock Market(U.S. Companies) as reported by the Center for Research in Securities Prices and (ii) the Total Return Index for NASDAQ Bank Stocks as reported by the Center for Research in Securities Prices. This comparison assumes $100.00 was invested on September 13, 1996, in the Company's Common Stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHICS

                           12/31/96  12/31/97  12/31/98 12/31/99
                           -------------------------------------
          SBHC             $103.03   $151.66   $112.36   $86.79
          Nasdaq Composite $108.61   $132.11   $184.47   $342.35
          Nasdaq Banks     $112.50   $184.04   $162.37   $149.42

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 11, 2000, the shares of common stock beneficially owned by all of the directors, nominees for election as directors, and executive officers of the Company. As of that date there were 4,681,122 shares of the Company's common stock issued and outstanding. All shares are held directly unless otherwise indicated.

        Name(1)                               Number of   Percent of
        -------                               ---------   ----------
                                                Shares       Class
                                                ------       -----

Charles D. Brummel (Director/Officer)(2)       123,427           2.64%
                                                 (2)

William A. Lansing (Director)(3)                                     *
Kenneth C. Messerle (Director)(4)                8,407               *
Glenn A. Thomas (Director)(5)                  10,601                *
Ronald L. LaFranchi (Director)(6)                               17.18%
Gary L. Waggonner (Director)(7)                                      *
Robert L. Fullhart (Director)(8)                9,637                *
Antoinette M. Poole (Officer)(9)                33,230               *
Ronald L. Farnsworth (Officer)(10)               4,596               *
Naseer M. Nasim (Officer)                                            *
All Directors and Executive Officers
 as a Group (10 persons)                     1,018,841(2-11)    21.76%
                                             =========          ======
--------------------
*  Less than 1.0%
(1) The business address of all directors and officers is 170 S. Second St., Coos Bay, Oregon 97420.
(2) Charles D. Brummel's holdings include 3,176 shares held jointly with his spouse in his spouse's trust and 65,291 shares in the ESOP (1,225 of which are allocated to Mr. Brummel's spouse). This amount excludes the 1999 ESOP allocation as amount of shares allocated in 1999 is not yet known. Also includes 57,960 shares covered by stock options exercisable in 60 days.
(3)  William A. Lansing  holds 21,823 shares jointly with his spouse.
(4) Kenneth C. Messerle's holdings include 8,327 shares held jointly with his spouse and 80 shares held jointly with his grandchildren.
(5) Glenn A. Thomas holds 10,339 shares jointly with his spouse and 262 shares held jointly with his grandchildren.
(6) Includes 13,141 shares held in a custodial capacity for the benefit of minor children.
(7)  Gary L. Waggonner  holds 6,070 shares jointly with his spouse.
(8)  Robert L. Fullhart holds 9,637 shares jointly with his spouse.
(9) Antoinette M. Poole includes 250 shares held directly and 27,661 shares in the ESOP. This amount excludes the 1999 ESOP allocation as amount of shares allocated in 1999 is not yet known. Also includes 525 shares covered by stock options exercisable in 60 days.
(10) Ronald L. Farnsworth holds 3,546 shares in the ESOP (1,070 of which are allocated to Mr. Farnsworth's spouse). This amount excludes the 1999 ESOP allocation as amount of shares allocated in 1999 is not yet known. Also includes 1,050 shares covered by stock options exercisable in 60 days.

     As of February 11, 2000, the only other person than those named above known to own more than 5% of the Company's Common Stock is the ESOP, which owned 942,593 shares, or 20.14% of the total shares outstanding. Trustees of the ESOP are appointed by the Board of Directors and currently consists of Jim Donnelly, Partner of Moss Adams, North Bend, Oregon, Tim Salisbury, Chief Financial Officer of Bay Area Hospital, and Marcia Hart, Vice President and Director of Human Resources for the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Some of the directors and officers of the Company, and members of their immediate families and firms and corporations with which they are associated, have had transactions with the Company, including borrowings and investments in time deposits. All such loans and investments have been made in the ordinary course of business, have been made on substantially the same terms, including interest rates paid or charged and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1999, the aggregate outstanding amount of all loans to officers and directors was approximately $10,302,000, which represented approximately 35.9% of the Company's consolidated shareholders' equity at that date. In addition, the Company had deposits from Directors and Officers totaling $4,342,000 as of December 31, 1999.

No director or principal officer of the Company has a direct family relationship with another director or executive officer of the Company.

PART IV

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are being filed with this Form 10-K405 or incorporated herein by reference. This list constitutes the Exhibit Index:

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

23.0        Consent of KPMG LLP

27.0        Financial Data Schedule

* Incorporated by reference to the Company's registration statement on Form SB-1 (File No. 33-80795) declared effective by the Securities and Exchange Commission on September 12, 1996.

Reports on Form 8-K:
-------------------
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SECURITY BANK HOLDING COMPANY

                           By: /s/ CHARLES D. BRUMMEL
                           --------------------------
                           Charles D. Brummel, Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000:

/s/Antoinette M. Poole
----------------------
Antoinette M. Poole, Executive Vice President and Chief Operating Officer



/s/Ron L. Farnsworth
--------------------
Ron L. Farnsworth, Vice President and Chief Financial Officer



/s/William A. Lansing                              /s/Kenneth C. Messerle
---------------------------------------            ----------------------
William A. Lansing, Director                       Kenneth C. Messerle, Director



/s/Glenn A. Thomas                                  /s/Charles D. Brummel
---------------------------------------             ---------------------
Glenn A. Thomas, Director                           Charles D. Brummel, Director



/s/Ronald L. LaFranchi                               /s/Gary L. Waggonner
---------------------------------------              --------------------
Ronald L. LaFranchi, Director                        Gary L. Waggonner, Director



/s/Robert L. Fullhart
---------------------
Robert L. Fullhart, Director