Form 10-Q
period 2000-03-31
SECURITY BANK HOLDING CO
filed 2000-05-11
CIK 879116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the quarterly period ended March 31, 2000 or
                                     --------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 [No Fee Required]

      For the transition period from                     to                    .
                                     -------------------    --------------------

      Commission file number    0-27590

                            INDEPENDENT FINANCIAL NETWORK, INC.
                     (Exact name of issuer as specified in its charter)
            Oregon                                 93-0800253      .
      ------------------------                ----------------------
      (State or other jurisdiction of        I.R.S. Employer Identification No.)
      incorporation or organization)

      170 S. Second St., Coos Bay, Oregon                97420   .
      ---------------------------------------         ------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                         Outstanding at May 10, 2000
            -----                         --------------------------
      Common Stock, $5.00 par value               4,914,977

================================================================================

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

        Signatures

                               PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

ASSETS                                               Mar.31,1200    Dec.31, 1999
------                                               -----------    ------------

Cash and cash equivalents:
   Cash and due from banks                              $11,839        $13,632
   Federal funds sold                                     3,397          3,060
                                                          -----          -----
      Total cash and cash equivalents                    15,236         16,692

Investment securities available for sale                 90,298         87,904
Loans, net                                              190,320        181,385
Mortgage loans held for sale, at cost which
  approximates market                                     3,056          3,925
Net investment in direct financing leases                 3,196          2,725
Mortgage servicing rights                                 2,727          2,717
Premises and equipment, net                              14,261         13,785
Federal Home Loan Bank stock, at cost                     2,216          2,181
Federal Reserve Bank stock, at cost                         759            756
Other assets                                              5,079          4,531
                                                        -------        -------
      Total assets                                     $327,148       $316,601
                                                       ========       ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Liabilities:
  Deposits:
    Demand                                              $50,294        $43,610
    NOW accounts                                         38,565         36,996
    Money market accounts                                54,218         50,841
    Savings accounts                                     22,333         22,450
    Time deposit                                        117,043        110,072
                                                        -------        -------
      Total deposits                                    282,453        263,969


Securities sold under agreements to repurchase            8,979         13,501
Short term borrowings                                       100            417
Federal Home Loan Bank borrowings                            --          4,000
Other borrowings                                          1,200            800
Other liabilities                                         2,407          1,890
                                                        -------        -------
      Total liabilities                                 295,139        284,577
                                                        -------        -------

Minority interest in subsidiaries                         3,171          3,306
Shareholders' equity:
   Nonvoting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued               --            --
   Voting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued               --            --
   Common stock, $5 par value.
      Authorized 10,000,000 shares - issued and
      outstanding 4,914,942 shares in 2000
      (4,914,872 shares in 1999)                         24,575         24,575
Surplus                                                   4,779          4,778
Retained earnings                                           671            413
Accumulated other comprehensive loss                     (1,187)        (1,048)
                                                         -------        -------
      Total shareholders' equity                         28,838         28,718
                                                         -------        -------

Total liabilities, minority interest and shareholders'
    equity                                             $327,148       $316,601
                                                       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED-DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three months ended
                                                                March 31,
                                                                ---------
                                                             2000        1999

Interest income:
   Interest on loans                                        $4,447       $3,372
   Income on direct financing leases                            65           63
   Interest and dividends on securities:
      Taxable                                                1,134          918
      Exempt from Federal income tax                           178          192
      Dividend income on Federal Home Loan Bank stock           35           39
      Dividend income on Federal Reserve Bank stock             11           10
      Interest on Federal funds sold                            55          150
                                                                --          ---
         Total interest income                               5,925        4,744
                                                             -----        -----
Interest expense:
   Deposits
      NOW                                                      152          119
      Money market                                             517          377
      Savings                                                  131          122
      Time                                                   1,488        1,143
   Securities sold under agreements to repurchase              130           92
   Short term borrowings                                         6            3
   Federal Home Loan Bank borrowings                             8           --
   Other borrowings                                             21           --
                                                                --           --
         Total interest expense                              2,453        1,856
                                                             -----        -----

      Net interest income                                    3,472        2,888
Provision for loan losses                                      146          104
                                                               ---          ---
      Net interest income after provision for loan losses    3,326        2,784
                                                             -----        -----

Other income:
   Service charges on deposit accounts                         342          312
   Gain on sale/call of investments available for sale, net     --          184
   Loan servicing fees                                          90           77
   Sold real estate loan fees                                  351          631
   Other                                                       241          196
                                                               ---          ---
      Total other income                                     1,024        1,400
                                                             -----        -----

Other expense:
   Salaries and employee benefits                            2,277        1,971
   Occupancy of bank premises                                  276          207
   Furniture and equipment                                     449          227
   Professional fees                                           271          175
   FDIC assessment                                              13            7
   Supplies                                                    113          135
   Other                                                       580          560
                                                               ---          ---
      Total other expense                                    3,979        3,282
                                                             -----        -----

      Income before provision for income taxes                 371          902
Provision for income taxes                                     116          302
                                                               ---          ---
         Net income before minority interest                   255          600
Net loss attributable to minority interest                       5            5
                                                                 -            -
         Net income                                           $260         $605
                                                              ====         ====

         Net income per share - Basic                        $0.05        $0.12
                                                             =====        =====
         Net income per share - Diluted                      $0.05        $0.12
                                                             =====        =====


     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (UNAUDITED-DOLLARS IN THOUSANDS)

                                                            Three months ended
                                                                March 31,
                                                                ---------
                                                             2000        1999

Net Income                                                    $260         $605

Other comprehensive income, net of income tax:

Unrealized loss on investment securities
(Net of tax of $79 and $207 for the three months ended
March 31, 2000 and 1999, respectively)                       (140)        (325)
                                                             -----        -----

Comprehensive income                                          $120         $280
                                                              ====         ====


     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED-DOLLARS IN THOUSANDS)
                                                    Three months ended March 31,
                                                              2000        1999
                                                              ----        ----

Cash flows from operating activities:
Net income                                                    $260        $605
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                               261         265
   Deferred tax benefit                                        (13)        (47)
   Provision for loan losses                                   146         104
   Origination of mortgage loans held for sale             (12,666)    (30,230)
   Proceeds from mortgage loans sold                        13,535      31,896
   Net gain on call/sale of investment securities
   available for sale                                           --        (184)
   Increase in mortgage servicing rights                       (10)       (245)
   Federal Home Loan Bank stock dividend                       (35)        (38)
   Increase in other assets                                   (548)       (850)
   Increase (decrease) in other liabilities                    609      (1,282)
   Net loss attributable to minority interest                   (5)         (5)
                                                            -------    --------
      Net cash provided by (used in) operating activities    1,534         (11)
                                                            -------    --------

Cash flows from investing activities:
   Purchase of investment securities available for sale     (8,134)    (16,428)
   Proceeds from sale of securities available for sale           7      17,470
   Proceeds from maturities and call of investment
   securities available for sale                             5,419       8,029
   Net loan originations                                    (6,254)       (635)
   Purchase of participations                               (2,827)     (2,564)
   Additions to premises and equipment                        (643)       (715)
   Purchase of Federal Home Loan Bank stock                     --         (18)
   Purchase of Federal Reserve Bank stock                       (3)          --
   Originations of direct financing leases                    (796)        (94)
   Gross payments on direct financing leases                   325         329
   Minority Interest in subsidiaries                          (130)          --
                                                              -----          --
      Net cash (used in) provided by investing activities  (13,036)       5,374
                                                            -------       -----

Cash flows from financing activities:
   Net increase in deposits                                 18,484        6,639
   Decrease in securities sold with agreements to
   repurchase                                               (4,522)      (2,815)
   Decrease of Federal Home Loan Bank borrowings            (4,000)          --
   Increase in other borrowings                                400          800
   Proceeds from issuance of common stock                        1           71
   Payment of dividends                                         --         (892)
   (Decrease) increase in short term borrowings               (317)          86
                                                            -------      ------
      Net cash provided by financing activities             10,046        3,889
                                                            ------       ------

      Net (decrease) increase in cash and cash equivalents  (1,456)       9,252
Cash and cash equivalents at beginning of period            16,692       18,353
                                                            ------       ------
Cash and cash equivalents at end of period                 $15,236      $27,605
                                                           =======      =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Interest                                            $1,907       $1,839
        Income taxes                                            $7          $22
Supplemental disclosures of investing activities:
   Unrealized loss on investment
        securities available for sale, net of tax            $(140)        (325)
Supplemental disclosures of financing activities:
   Stock dividend                                           $1,934           --

     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  Basis of Financial Statement Presentation
     -----------------------------------------
The interim condensed consolidated financial statements include the accounts of Independent Financial Network (IFN, or the Company) (formerly Security Bank Holding Company), a bank holding company, its wholly-owned subsidiaries, Security Bank, Pacific State Bank (Pacific State) and Family Security Bank (Family Security), its majority-owned subsidiaries, Lincoln Security Bank (Lincoln Security), McKenzie State Bank (McKenzie State), and Oregon State Bank (Oregon State), and Security Bank's wholly-owned subsidiary, Alland, Inc.. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates. The balance sheet data as of December 31, 1999 was derived from audited financial statements, but does not include all disclosures contained in the Company's 1999 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1999 consolidated financial statements, including the notes thereto, included in the Company's 1999 Annual Report to Shareholders. Certain amounts for 1999 have been reclassified to conform with the 2000 presentation. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

(2)   Stock Dividend
      --------------
On January 25, 2000, the Company declared a 5% stock dividend on the Company's common stock which was paid on February 25, 2000 to stockholders of record on February 11, 2000. The dividend was charged to retained earnings in the amount of $1.2 million, which was based on the fair value of the Company's common stock. In addition to the 5% stock dividend, the Company increased the number of stock options and purchase rights under the 1995 Stock Option Plan by 5% and reduced the exercise prices accordingly. All references to weighted average shares outstanding, per share amounts, stock purchase rights, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 5% stock dividend and its retroactive effect.

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

                                                    Three months ended March 31,
                                                    ----------------------------
                                                             2000        1999
                                                             ----        ----

Weighted average shares - basic                           4,914,921    4,907,458

Potential dilution of stock options                          *2,860     **30,071
                                                              -----       ------

Weighted average shares - diluted                         4,917,781    4,937,529
                                                          =========    =========

*Options to purchase 133,953 shares of common stock at $7.37-$12.02 per share were outstanding during the first quarter of 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

** Options to purchase 63,397 shares of common stock at $7.94-$12.02 per share were outstanding during the first quarter of 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  Other Borrowings
     ----------------
At March 31, 2000 the Company had $1,200,000 in borrowings from a third party bank, through a $2.5 million revolving line of credit (renewed annually) with interest based on the prime rate (the prime rate was 9.00% at March 31, 2000).

(5)  Segment Information
     -------------------
The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended March 31, 2000.

                        Commercial  Mortgage                 Intersegment
                           Banking  Banking  Administration  Eliminations  Consolidated
                           -------   -------  --------------  ------------  ------------
Interest Income             $5,991     $--             $--         $(66)        $5,925
Interest Expense             2,498      --              21          (66)         2,453
                             -----      --              --          ----         -----
  Net interest income
    before provision         3,493      --             (21)           --         3,472
Provision for loan loss        146      --              --            --           146
                               ---      --              --            --           ---
  Net interest income        3,347      --             (21)           --         3,326

Non-interest income            733     234           1,218       (1,161)         1,024

Other non-interest expense   3,100     256           1,138         (515)         3,979
                             -----     ---           -----         -----         -----

   Income before taxes and
    minority interest          980     (22)             59         (646)           371

Income taxes                   340      (8)           (216)           --           116
                               ---     ---           -----            --           ---

  Income before minority
   interest                    641     (14)            275         (646)           255

Loss attributable to
  minority interest             --      --              --            5              5
                                --      --              --            -              -

  Net income                  $641    $(14)           $275        $(641)          $260
                              ====    =====           ====        ======          ====


The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended March 31, 1999.


                        Commercial  Mortgage                 Intersegment
                           Banking  Banking  Administration  Eliminations  Consolidated
                           -------  -------  --------------  ------------  ------------
Interest Income             $4,747     $--             $12         $(15)        $4,744
Interest Expense             1,871      --              --          (15)         1,856
                             -----      --              --          ----         -----
  Net interest income
    before provision         2,876      --              12            --         2,888
Provision for loan loss        104      --              --            --           104
                               ---      --              --            --           ---
  Net interest income        2,773      --              12            --         2,784

Non-interest income            769     700           1,053       (1,123)         1,400

Other non-interest expense   2,238     513             787         (256)         3,282
                             -----     ---             ---         -----         -----

   Income before taxes and
    minority interest        1,303     187             278         (866)           902

Income taxes                   442      65            (205)           --           302
                               ---      --           -----            --           ---

  Income before minority
   interest                    861     122             483         (866)           600

Loss attributable to
  minority interest             --      --              --             5             5
                                --      --              --             -             -

        Net income            $861    $122            $483        $(861)          $605
                              ====    ====            ====        ======          ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


For the Quarter ended March 31, 2000 and 1999

GENERAL. Net income decreased to $260,000 for the three months ended March 31, 2000 from $605,000 for the same period in 1999. A significant portion of the decrease in earnings from the year earlier period resulted from a slow-down in mortgage operations, as overall market interest rates have increased significantly from early 1999. In addition, the Company recognized $184,000 in securities gains in the first quarter of 1999, which did not recur in the first quarter of 2000. Additionally, due to the Company's overall growth strategy, large increases were experienced in other expense (see following discussion on other expense). The new investment in Oregon State, which commenced operations in April 1999, reduced net income for the quarter ended March 31, 2000. The Company is also expanding with new branches in Waldport, Oregon and Roseburg, Oregon.

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

Net interest income before the provision for loan losses increased $584,000 or 20% for the three months ended March 31, 2000 over the same period in 1999. Of the increase of $584,000, an increase in volume accounted for an increase of $543,000, and increase in rate accounted for an increase of $9,000, and an increase in days accounted for an increase of $32,000. Average interest earning assets increased $43.5 million, while average interest bearing liabilities increased $46.7 million. The increase in average interest earning assets and interest bearing liabilities resulted from the overall growth strategy of the Company, primarily in loans and deposits.

The average net interest spread increased from 4.61% to 4.72%, mainly due to higher asset yields. Average rates paid increased 30 basis points to 3.46% in the first quarter of 2000 from 3.16% in the first quarter of 1999, primarily from an increase in time certificates of deposit, which carry a higher interest cost than other deposits. In addition, average earning asset yields increased 42 basis points from 7.76% to 8.18%, resulting from an increase in market interest rates for loans and investment securities. The Company's net interest margin for the first quarter of 2000 was 4.79%, an increase of 6 basis points from 4.73% for the first quarter of 1999.

PROVISION FOR LOAN LOSSES. The loan loss provision during the three-month period ended March 31, 2000, was $146,000 and $104,000 for the same period in 1999. The increase is primarily due to increases in the balance of loans at March 31, 2000 as compared to March 31, 1999. At March 31, 2000 the consolidated loan loss ratio was 1.39% of total loans, compared to 1.39% at December 31, 1999.

Net charge-offs during the three month periods were $12,000 and $29,000 for 2000 and 1999, respectively. Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level. The allowance for loan losses was $2,780,000 at March 31, 2000, as compared to $2,645,000 at December 31, 1999.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $817,000 and $1,325,000 at March 31, 2000 and December 31, 1999, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income decreased $376,000 to $1,024,000 for the three months ended March 31, 2000 as compared to $1,400,000 for the same period in 1999. The decrease in other income is due primarily to lower sold real estate loan fees, resulting from an increase in overall mortgage interest rates over the same period a year ago. In addition, the Company recognized $184,000 in securities gains in the first quarter of 1999 that did not recur in the first quarter of 2000.

OTHER EXPENSE. Other expense increased 21% to $3,979,000 for the three months ended March 31, 2000 compared to $3,282,000 for the same period in 1999. Salaries and employee benefits, the largest non-interest expense, increased $306,000 or 16%. The increase in salaries is primarily due to the additions of McKenzie State Bank and Oregon State Bank, and of staff to support the growth of the new banks. Furniture and fixture expense increased $222,000, resulting from the completion of the new Coos Bay branch building of Security Bank and the main branch building of McKenzie State Bank. Additional increases were experienced in all areas resulting from the Company's overall growth strategy.

--------------------------------------------------------------------------------

FINANCIAL CONDITION
Total assets have increased 3% to $327.1 million at March 31, 2000 compared to $316.6 million at December 31, 1999.

Net loans and leases increased in the period from $184 million at December 31, 1999 to $194 million at March 31, 2000. The increase is due to the growth strategy of the Company and the addition of the new banks.

The increase in premises and equipment at March 31, 2000 results from expansion activities underway by the Company. Additions represent costs incurred at Oregon State Bank and for the construction of the new Winston/Green branch of Security Bank in Winston, Oregon.

Deposit growth has continued for the first quarter of 2000, increasing $18.5 million, or 7% to $282.5 million at March 31, 2000, compared to $264.0 million at December 31, 1999. The growth in 2000 has been predominantly spread between demand accounts, money market accounts, and time certificates of deposit.

Securities sold under agreements to repurchase decreased $4.5 million to $9.0 million at March 31, 2000, compared to $13.5 million at December 31, 1999, resulting mainly due to timing differences with the commercial repurchase agreement customers deposit levels.

Other borrowings increased to $1,200,000 at March 31, 2000. The increase is due to borrowings from a third party bank for general operating purposes of IFN.

Federal Home Loan Bank borrowings decreased to $0 at March 31, 2000, as the Company did not extend the advance secured prior to year-end 1999.

LIQUIDITY

Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base. A further source of liquidity is the Company's ability to borrow funds. The Company maintains four unsecured lines of credit totaling $30.5 million for the purchase of funds on an overnight basis. The Company is also a member of the Federal Home Loan Bank, which provides a secured line of credit in the amount of $38.4 million, and other funding opportunities for liquidity and asset/liability matching. In addition, IFN has a $2.5 million line of credit, secured by the
equity of Security Bank.   As of March 31, 2000 no funds were borrowed under the
Company's unsecured lines of credit, no funds were borrowed from the Federal Home Loan Bank, and $1.2 million was outstanding on the secured line of credit. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investable cash is invested on a short-term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long-term liquidity.

CAPITAL RESOURCES
Beginning in 1990, federal regulators required the calculation of Risk-based Capital. This is an analysis that weighs balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum total Risk-based Capital ratio of 8.00%, a minimum Tier 1 Capital Ratio of 4.00% and a minimum Leverage Capital Ratio of 4.00%.

At March 31, 2000, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 15.47%, Tier 1 Capital Ratio of 14.28% and Leverage Capital Ratio of 10.35%. This was compared to 15.59%, 14.43% and 10.32% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1999. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

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

Interest Rate Risk Exposure/Leverage Limits:
-------------------------------------------
The Company shall normally maintain a mix of assets and liabilities that produces interest rate risk that will change the Company's net interest income over the next 12 months less than the following limits, if the Fed Funds rate changes 2%:

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

Interest rate risk is calculated quarterly and reported to the Asset/Liability Management Committee and then to the respective Boards of Directors. Significant changes in the structure of the Company's finances can be modeled during the quarters to ensure continued compliance with these policy limits. At no time during 1999 and for the quarter ended March 31, 2000 were these limitations exceeded. Management has assessed these limits and believes that there has been no material change since December 31, 1999.

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

DATED:    May 10, 2000.

                                    INDEPENDENT FINANCIAL NETWORK, INC.


                                    By:   /s/ Charles D. Brummel
                                        --------------------------------
                                        Charles D. Brummel
                                        Chairman and Chief Executive Officer