Form 10-Q
period 2000-06-30
SECURITY BANK HOLDING CO
filed 2000-08-14
CIK 879116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

       For the quarterly period ended June 30, 2000 or

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
       OF 1934 [No Fee Required]

       For the transition period from ____________ to_________________.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                           Outstanding at August 8, 2000
                  -----                           -----------------------------
         Common Stock, $5.00 par value                        4,915,052

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (UNAUDITED-DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                             June 30, 2000   Dec. 31, 1999
------                                             -------------   -------------

Cash and cash equivalents:
     Cash and due from banks                           $12,004           $13,632
     Federal funds sold                                  5,502             3,060
                                                         -----             -----
         Total cash and cash equivalents                17,506            16,692

Investment securities available for sale                97,372            87,904
Loans, net                                             201,098           181,385
Mortgage loans held for sale, at cost which
  approximates market                                    4,313             3,925
Net investment in direct financing leases                3,499             2,725
Purchased mortgage servicing rights                      2,860             2,717
Premises and equipment, net                             14,754            13,785
Federal Home Loan Bank stock, at cost                    2,290             2,181
Federal Reserve Bank stock, at cost                        759               756
Other assets                                             5,420             4,531
                                                         -----             -----
         Total assets                                 $349,871          $316,601
                                                      ========          ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Liabilities:
   Deposits:
      Demand                                           $54,007           $43,610
      NOW accounts                                      38,968            36,996
      Money market accounts                             54,392            50,841
      Savings accounts                                  22,981            22,450
      Time deposit                                     120,728           110,072
                                                       -------           -------
         Total deposits                                291,076           263,969

Securities sold under agreements to repurchase          11,970            13,501
Short term borrowings                                      520               417
Other borrowings                                         1,600               800
Federal Home Loan Bank borrowings                       10,000             4,000
Other liabilities                                        2,668             1,890
                                                         -----             -----
         Total liabilities                             317,834           284,577
                                                       -------           -------

Minority interest in subsidiaries                        2,603             3,306
Shareholders' equity:
     Nonvoting preferred stock, $5 par value.
         Authorized 5,000,000 shares; none issued           --                --
     Voting preferred stock, $5 par value.
         Authorized 5,000,000 shares; none issued           --                --
     Common stock, $5 par value.
         Authorized 10,000,000 shares - issued and
         outstanding 5,160,744 shares in 2000
         (5,160,624 shares in 1999)                     25,804            25,804
Surplus                                                  4,656             4,655
Retained earnings (deficit)                                 91             (693)
Accumulated other comprehensive loss                    (1,117)          (1,048)
                                                        ------            ------
         Total shareholders' equity                     29,434            28,718
                                                        ------            ------

Total liabilities, minority interest and shareholders'
    equity                                            $349,871          $316,601
                                                      ========          ========

     See accompanying notes to condensed consolidated financial statements.

                                      INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Quarter Ended                     Six Months Ended
                                                                  June 30,                            June 30,
                                                                  --------                            --------
                                                              2000         1999                 2000           1999
                                                              ----         ----                 ----           ----
     Interest on loans                                      $4,835       $3,704                $9,282        $7,077
     Income on direct financing leases                          85           60                   149           124
     Interest and dividends on securities:
         Taxable                                             1,289          899                 2,423         1,819
         Exempt from Federal income tax                        177          184                   356           376
         Dividend income on Federal Home Loan Bank stock        36           38                    71            74
         Dividend income on Federal Reserve Bank stock          11           12                    23            21
         Interest on Federal funds sold                         45          116                    99           266
                                                                --          ---                    --           ---
              Total interest income                          6,478        5,013                12,403         9,757
                                                             -----        -----                ------         -----
Interest expense:
     Deposits
         NOW                                                   158          124                   310           243
         Money market                                          567          388                 1,084           765
         Savings                                               142          132                   273           254
         Time                                                1,577        1,113                 3,065         2,256
     Securities sold under agreements to repurchase            148          113                   279           205
     Short term borrowings                                       6            6                    12             9
     Federal Home Loan Bank borrowings                         131           --                   139            --
     Other borrowings                                           29           15                    49            15
                                                                --           --                    --            --
              Total interest expense                         2,758        1,891                 5,211         3,747
                                                             -----        -----                 -----         -----

     Net interest income before provision for loan losses    3,720        3,122                 7,192         6,010
Provision for loan losses                                      118          117                   264           221
                                                               ---          ---                   ---           ---
         Net interest income                                 3,602        3,005                 6,928         5,789
                                                             -----        -----                 -----         -----

Other income:
     Service charges on deposit accounts                       395          315                   738           627
     Gain on sale/call of investments available for sale, net   --           --                    --           184
     Loan servicing fees                                        91           83                   181           160
     Sold real estate loan fees                                501          578                   851         1,210
     Other                                                     334          330                   575           525
                                                               ---          ---                   ---           ---
         Total other income                                  1,321        1,306                 2,345         2,706
                                                             -----        -----                 -----         -----

Other expense:
     Salaries and employee benefits                          2,292        2,122                 4,568         4,092
     Occupancy of bank premises                                281          259                   557           466
     Furniture and equipment                                   458          351                   907           578
     Professional fees                                         333           56                   604           236
     FDIC assessment                                            13            7                    27            15
     Supplies                                                  152          164                   264           300
     Other                                                     625          585                 1,206         1,139
                                                               ---          ---                 -----         -----
         Total other expense                                 4,154        3,544                 8,133         6,826
                                                             -----        -----                 -----        -----

         Income before provision for income taxes              769          767                 1,140         1,669
Provision for income taxes                                     210          286                   325           588
                                                               ---          ---                   ---           ---
              Net income before minority interest              559          481                   815         1,081
Net (income) loss attributable to minority interest            (33)          84                   (28)           89
                                                               ---           --                   ---            --
              Net income                                      $526         $565                  $787        $1,170
                                                              ====         ====                  ====        ======

              Net income per share - basic                   $0.10        $0.11                 $0.15         $0.23
                                                             =====        =====                 =====         =====

              Net income per share - diluted                 $0.10        $0.11                 $0.15         $0.23
                                                             =====        =====                 =====         =====


     See accompanying notes to condensed consolidated financial statements.

                                    INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          (UNAUDITED - DOLLARS IN THOUSANDS)

                                                                Quarter Ended                     Six Months Ended
                                                                   June 30,                            June 30,
                                                                   --------                            --------
                                                              2000         1999                 2000           1999
                                                              ----         ----                 ----           ----
Net Income                                                    $526         $565                  $787        $1,170

Other comprehensive income, net of income tax:

Unrealized gain (loss) on investment securities
(Net of tax of $(8) and $437 for the quarter ended
June 30, 2000 and 1999 and $71 and $644 for the
six months ended June 30, 2000 and 1999, respectively.)         70         (722)                  (69)       (1,047)
                                                               ---         ----                  ----         -----
Comprehensive income (loss)                                   $596        $(157)                 $718          $123
                                                              ====        =====                  ====         =====


     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED - DOLLARS IN THOUSANDS)
                                                       Six months ended June 30,
                                                               2000        1999
                                                               ----        ----
Cash flows provided by operating activities:
Net income                                                     $787      $1,170
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation                                               703         439
     Net amortization of investment premiums/discounts          159         254
     Deferred tax expense (benefit)                             (73)        277
     Provision for loan losses                                  264         221
     Origination of mortgage loans held for sale            (36,705)    (59,831)
     Proceeds from mortgage loans sold                       36,317      59,411
     Net gain on call/sale of investment securities
       available for sale                                        --        (184)
     Federal Home Loan Bank stock dividend                      (14)        (75)
     Increase in mortgage servicing rights                     (143)       (362)
     Increase in other assets                                  (889)       (707)
     Increase (decrease) in other liabilities                   919      (1,853)
     Net income (loss) attributable to minority interest         28         (89)
                                                                 --         ---
        Net cash provided by (used in) operating activities   1,353      (1,329)

Cash flows from investing activities:
     Purchase of investment securities available for sale   (21,439)    (25,592)
     Proceeds from sale of securities available for sale         41      17,471
     Proceeds from maturities and call of investment
       securities available for sale                         11,631      12,170
     Net loan originations                                  (16,000)    (19,807)
     Purchase of participations                              (3,977)     (4,991)
     Additions to premises and equipment                     (1,672)     (2,526)
     Purchase of Federal Home Loan Bank stock                   (95)        (18)
     Purchase of Federal Reserve Bank stock                      (3)       (148)
     Originations of direct financing leases                 (1,434)       (807)
     Gross payments on direct financing leases                  660         792
     Minority interest in subsidiaries                         (731)      1,233
                                                               ----       -----
        Net cash used in investing activities               (33,019)    (22,223)

Cash flows from financing activities:
     Net increase in deposits                                27,107      20,660
     (Decrease) increase in securities sold with
       agreements to repurchase                              (1,531)      1,547
     Federal Home Loan Bank borrowings                       10,000          --
     Payments on Federal Home Loan Bank borrowings           (4,000)         --
     Increase in other borrowings                               800         800
     Proceeds from issuance of common stock                       1          71
     Payment of dividends                                        --        (892)
     Increase in short term borrowings                          103         459
                                                                ---         ---
        Net cash provided by financing activities            32,480      22,645
        Net increase (decrease) in cash and cash equivalents    814        (907)
Cash and cash equivalents at beginning of period             16,692      18,353
                                                             ------      ------
Cash and cash equivalents at end of period                  $17,506     $17,446
                                                            =======     =======


Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                           $5,071      $3,417
          Income taxes                                          $75        $136
Supplemental disclosures of investing activities:
     Unrealized loss on investment
          securities available for sale, net of tax            $(69)     (1,047)
Supplemental disclosure of financing activities:
     Stock dividend                                          $2,333          --

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

(2)  Stock Dividend
     --------------
On July 18, 2000, the Company declared a 5% stock dividend on the Company's common stock which will be paid on August 16, 2000 to stockholders of record on August 2, 2000. The dividend was charged to retained earnings in the amount of $1.1 million, which was based on the fair value of the Company's common stock. In addition to the 5% stock dividend, the Company increased the number of stock options and purchase rights under the 1995 Stock Option Plan by 5% and reduced the exercise prices accordingly. All references to weighted average shares outstanding, per share amounts, stock purchase rights, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 5% stock dividend and its retroactive effect.

(3)  Earnings Per Share
     ------------------
Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted including the effect of potentially dilutive common shares. The effect of stock options outstanding on diluted earnings per share is calculated using the treasury stock method. The following table presents information relating to the weighted average number of common shares outstanding for all periods presented for both basic and diluted earnings per share calculations:

                                    Three months ended June 30,    Six months ended June 30,
                                    ---------------------------    -------------------------
                                          2000         1999            2000         1999
                                          ----         ----            ----         ----

Weighted average shares - basic       5,160,651    5,160,418       5,160,689    5,159,758

Potential dilution of stock options         *--     **28,347          ***198     **29,088

Weighted average shares - diluted     5,160,651    5,188,765       5,160,887    5,188,846

*Options to purchase 247,040 shares of common stock at $4.79-$11.45 per share were outstanding during the three months ended June 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

**Options to purchase 5,788 shares of common stock at $11.45 per share were outstanding during the three months and six months ended June 30, 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

***Options to purchase 226,040 shares of common stock at $4.90-$11.45 per share were outstanding during the six months ended June 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  Other Borrowings
     ----------------
At June 30, 2000 the Company had $1,600,000 in borrowings from a third party bank, through a $2.5 million revolving line of credit (renewed annually) with interest at the prime rate (the prime rate was 9.50% at June 30, 2000).

(5)  Segment Information
     -------------------
The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended June 30, 2000.

                        Commercial  Mortgage                 Intersegment
                           Banking   Banking Administration  Eliminations  Consolidated
                           -------   ------- --------------  ------------  ------------
Interest Income             $6,546      $--           $--         $(68)         $6,478
Interest Expense             2,797       --            29          (68)          2,758
                             -----       --            --          ---           -----
  Net interest income
    before provision         3,749       --           (29)          --           3,720
Provision for loan loss        118       --             --          --             118
                               ---                                                 ---
  Net interest income        3,631       --           (29)          --           3,602

Non-interest income            917      599         1,256       (1,451)          1,321

Other non-interest expense   3,203      527           986         (562)          4,154
                             -----      ---           ---         ----           -----

   Income before taxes and
    minority interest        1,345       72           241         (889)            769

Income taxes                                                                       210
                                                                                   ---

  Income before minority
   interest                                                                        559

Loss attributable to
 minority interest                                                                 (33)
                                                                                   ---

  Net income                                                                      $526
                                                                                  ====

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the six months ended June 30, 2000.

                        Commercial  Mortgage                 Intersegment
                           Banking   Banking Administration  Eliminations  Consolidated
                           -------   ------- --------------  ------------  ------------
Interest Income            $12,537      $--           $--        $(134)        $12,403
Interest Expense             5,295       --            50         (134)          5,211
                             -----                     --         ----           -----
  Net interest income
    before provision         7,242       --           (50)          --           7,192
Provision for loan loss        264       --            --           --             264
                               ---                                                 ---
  Net interest income        6,978       --           (50)          --           6,928

Non-interest income          1,650      833         2,474       (2,612)          2,345

Other non-interest expense   6,303      783         2,124       (1,077)          8,133
                             -----      ---         -----       ------           -----

   Income before taxes and
    minority interest        2,325       50           300       (1,535)          1,140

Income taxes                                                                       325
                                                                                   ---

  Income before minority
   interest                                                                        815

Loss attributable to
  minority interest                                                                (28)
                                                                                   ---

           Net income                                                             $787
                                                                                  ====

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended June 30, 1999.

                        Commercial  Mortgage                 Intersegment
                           Banking   Banking Administration  Eliminations  Consolidated
                           -------   ------- --------------  ------------  ------------
Interest Income             $5,032      $--           $--         $(19)         $5,013
Interest Expense             1,895       --            15          (19)          1,891
                             -----                     --          ---           -----
  Net interest income
    before provision         3,137       --           (15)          --           3,122
Provision for loan loss        117       --            --           --             117
                               ---                                                 ---
  Net interest income        3,020       --           (15)          --           3,005

Non-interest income            706      662           955       (1,017)          1,306

Other non-interest expense   2,912      532           533         (433)          3,544
                             -----      ---           ---         ----           -----

   Income before taxes and
    minority interest          814      130           407         (584)            767

Income taxes                                                                       286
                                                                                   ---

  Income before minority
   interest                                                                        481

Loss attributable to
  minority interest                                                                 84
                                                                                    --

  Net income                                                                      $565
                                                                                  ====


The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the six months ended June 30, 1999.

                        Commercial  Mortgage                 Intersegment
                           Banking   Banking Administration  Eliminations  Consolidated
                           -------   ------- --------------  ------------  ------------
Interest Income             $9,779      $--           $12         $(34)         $9,757
Interest Expense             3,766       --            15          (34)          3,747
                             -----       --            --          ---           -----
  Net interest income
    before provision         6,013       --            (3)          --           6,010
Provision for loan loss        221       --            --           --             221
                               ---       --                                        ---
  Net interest income        5,792       --            (3)          --           5,789

Non-interest income          1,476    1,362         2,008       (2,140)          2,706

Other non-interest expense   5,150    1,046         1,320         (690)          6,826
                             -----    -----         -----         ----           -----

   Income before taxes and
    minority interest        2,118      316           685       (1,450)          1,669

Income taxes                                                                       588
                                                                                   ---

  Income before minority
   interest                                                                      1,081

Loss attributable to
  minority interest                                                                 89
                                                                                    --

           Net income                                                           $1,170
                                                                                ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FOR THE QUARTER ENDED JUNE 30, 2000 AND 1999

GENERAL. Net income decreased to $526,000 for the three months ended June 30, 2000 from $565,000 for the same period in 1999. A portion of the decrease in earnings from the year earlier period resulted from a slow-down in mortgage operations, as overall market interest rates have increased significantly from 1999. Additionally, due to the Company's overall growth strategy, increases were experienced in other expense (see following discussion on other expense). The Company is also expanding with new branches in Waldport, Oregon and Roseburg, Oregon.

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

Net interest income before the provision for loan losses increased $598,000 or 19% for the three months ended June 30, 2000 over the same period in 1999. Of the increase of $598,000, an increase in volume accounted for an increase of $578,000, and increase in rate accounted for an increase of $20,000. Average interest earning assets increased $55.9 million, while average interest bearing liabilities increased $59.9 million. The increase in average interest earning assets and interest bearing liabilities resulted from the overall growth strategy of the Company, primarily in loans and deposits. In April 2000, the Company borrowed $10 million from the Federal Home Loan Bank of Seattle at 1 month-LIBOR, and invested the proceeds into two to three year average life debt securities. This leverage plan has a current spread of 39 basis points, and was specifically implemented to take advantage of an expected decline in market interest rates over the next 1-2 years.

The average net interest spread decreased from 4.80% to 4.75%, mainly due to the addition of the FHLB advance. Average rates paid increased 55 basis points to 3.62% in the second quarter of 2000 from 3.07% in the second quarter of 1999, primarily from an increase in time certificates of deposit, which carry a higher interest cost than other deposits, and the addition of the FHLB advance. Average earning asset yields increased 50 basis points from 7.87% to 8.37%, resulting from an increase in market interest rates for loans and investment securities. The Company's net interest margin for the second quarter of 2000 was 4.80%, a decrease of 10 basis points from 4.90% for the second quarter of 1999.

PROVISION FOR LOAN LOSSES. The loan loss provision during the three-month period ended June 30, 2000, was $118,000 and $117,000 for the same period in 1999. At June 30, 2000, the consolidated loan loss ratio was 1.36% of total loans, compared to 1.39% at December 31, 1999.

Net charge-offs during the three-month periods were $13,000 and $28,000 for 2000 and 1999, respectively.

Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level based on anticipated losses inherent in the portfolio. The allowance for loan losses was $2,885,000 at June 30, 2000, compared to $2,645,000 at December 31, 1999.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $773,000 and $710,000 at June 30, 2000 and December 31, 1999, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income increased to $1,321,000 for the three months ended June 30, 2000 as compared to $1,306,000 for the same period in 1999. The increase in other income is due primarily to an increase in service charges on deposit accounts. Service charges increased due to the increase in deposit base. The increase in service charge income was offset by a decrease in sold real estate loan fees due to lower activity with the increase in mortgage interest rates.

OTHER EXPENSE Other expense increased 17% to $4,154,000 for the three months ended June 30, 2000 compared to $3,544,000 for the same period in 1999. Professional fees increased $277,000 due to one time fees incurred and to growth of operations. Salaries and employee benefits, the largest non-interest expense, increased $170,000. The increase in salaries is primarily due to the additions of Waldport and Roseburg operations. Furniture and fixture expense increased $107,000, resulting from the completion of the new Coos Bay branch building of Security Bank and the main branch building of McKenzie State Bank. Additional increases were experienced in other areas resulting from the Company's overall growth strategy.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL. Net income decreased to $787,000 for the six months ended June 30, 2000 from $1,170,000 for the same period in 1999. A significant portion of the decrease in earnings from the year earlier period resulted from a slow-down in mortgage operations, as overall market interest rates have increased significantly from 1999. In addition, the Company recognized $184,000 in securities gains in the first quarter of 1999, which did not recur in the first quarter of 2000. Large increases were also experienced in other expense (see following discussion on other expense), due to the Company's overall growth strategy. The Company is also expanding with new branches n Waldport, Oregon and Roseburg, Oregon.

NET INTEREST INCOME. Net interest income before the provision for loan losses increased $1,182,000 or 20% for the six months ended June 30, 2000 over the same period in 1999. Of the increase of $1,182,000, an increase in volume accounted for an increase of $1,126,000, an increase in rate accounted for an increase of $23,000, and an increase in days accounted for an increase of $33,000. Average interest earning assets increased $49.7 million, while average interest bearing liabilities increased $53.3 million. The increase in average interest earning assets and interest bearing liabilities resulted from the overall growth strategy and leverage plan of the Company, primarily in loans and deposits.

The average net interest spread increased from 4.70% to 4.74%, mainly due to higher yields on loans and investment securities. Average rates paid increased 43 basis points to 3.54% for the six months ended June 30, 2000 from 3.11% for the same period of 1999, primarily from an increase in time certificates of deposit, which carry a higher interest cost than other deposits. Average earning asset yields increased 46 basis points from 7.82% to 8.28%, resulting from an increase in market interest rates for loans and investment securities. The Company's net interest margin for the six months ended June 30, 2000 was 4.80%, a decrease of 1 basis point from 4.81% for the same period of 1999.

PROVISION FOR LOAN LOSSES. The loan loss provision during the six-month period ended June 30, 2000, was $264,000 versus $221,000 for the same period in 1999. The increase is primarily due to an increase in loans.

Net charge-offs during the six-month periods were $24,000 and $56,000 for 2000 and 1999, respectively.

Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level based on anticipated losses inherent in the portfolio. The allowance for loan losses was $2,885,000 at June 30, 2000, as compared to $2,459,000 at June 30, 1999.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $773,000 and $851,000 at June 30, 2000 and 1999, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income decreased 13% to $2,345,000 for the six months ended June 30, 2000 as compared to $2,706,000 for the same period in 1999. The decrease in other income is due to decreases in sold real estate loan fees and gains on the sale of investment securities. Sold real estate loan fees have decreased due to lower activity as interest rates have increased. Gains on the sale of investment securities available for sale have decreased due to the fact that there have been no sales in 2000. These decreases were offset by increases in service charges on deposit accounts and loan servicing fees.

OTHER EXPENSE. Other expense increased 19% to $8,133,000 for the six months ended June 30, 2000 compared to $6,826,000 for the same period in 1999. Salaries and employee benefits, the largest non-interest expense, increased $476,000.
The increase in salaries is primarily due to the addition of Waldport and Roseburg operations, and of staff to support the growth with the new banks. Additional increases were experienced in all areas resulting from the Company's overall growth strategy.
--------------------------------------------------------------------------------

FINANCIAL CONDITION
Total assets have increased 11% to $350 million at June 30, 2000 compared to $317 million at December 31, 1999.

Net loans and leases increased in the period from $184 million at December 31, 1999 to $205 million at June 30, 2000. The increase is due to the growth strategy of the Company and the addition of the new banks.

The increase in premises and equipment at June 30, 2000 results from expansion activities underway by the Company. Additions represent costs incurred at Oregon State Bank and for the construction of the new Winston/Green branch of Security Bank in Winston, Oregon and the new Waldport branch of Lincoln Security Bank in Waldport, Oregon.

Deposit growth has continued for the second quarter of 2000, increasing $27 million, or 10% to $291 million at June 30, 2000, compared to $264 million at December 31, 1999. The growth in 2000 has been predominantly spread between demand accounts, money market accounts, and time certificates of deposit.

Securities sold under agreements to repurchase decreased $2 million to $12 million at June 30, 2000, compared to $14 million at December 31, 1999, resulting mainly due to timing differences with the commercial repurchase agreement customers deposit levels.

Other borrowings increased to $1,600,000 at June 30, 2000. The increase is due to borrowings from a third party bank for general operating purposes.

Federal Home Loan Bank borrowings increased to $10 million at June 30, 2000, compared to $4 million at December 31, 1999. The increase in borrowings results from a leverage plan implemented by the Company in April 2000.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base.
A further source of liquidity is the Company's ability to borrow funds. The Company maintains four unsecured lines of credit totaling $30.5 million for the purchase of funds on an overnight basis. The Company is also a member of the Federal Home loan Bank, which provides a secured line of credit in the amount of $40.5 million, and other funding opportunities for liquidity and asset/liability matching. In addition, IFN has a $2.5 million line of credit, secured by the equity of Security Bank. As of June 30, 2000 $1.9 million was borrowed under the Company's unsecured lines of credit, $10 million was borrowed from the Federal Home Loan Bank, and $1.6 million was outstanding on the secured line of credit. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investable cash is invested on a short-term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long-term liquidity.

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

At June 30, 2000, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 14.28%, Tier 1 Capital Ratio of 13.16% and Leverage Capital Ratio of 9.83%. This was compared to 15.59%, 14.43% and 10.32% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1999. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company was to seek additional capital from outside sources.


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

Interest Rate Risk Exposure/Leverage Limits:
--------------------------------------------
The Company shall normally maintain a mix of assets and liabilities that produce interest rate risk that will change the Company's net interest income over the next 12 months less than the following limits, if the Fed Funds rate changes 2%:

                                  Change in ROE
                                    Leverage
                                    --------

         Asset sensitive...............   4.0%

         Liability sensitive...........   2.0%

There is a lower risk limit for liability sensitivity because, in a liability sensitive Company, interest rate risk and market risk move in the same direction, thereby exaggerating the impact of changing rates. If the Company were asset sensitive, these two risks would tend to offset each other.

Interest rate risk is calculated quarterly and reported to the Asset/Liability Management Committee and then to the respective Boards of Directors. Significant changes in the structure of the Company's finances can be modeled during the quarters to ensure continued compliance with these policy limits. At no time during 1999 and for the six months ended June 30, 2000 were these limitations exceeded. Management has assessed these limits and believes that there has been no material change since December 31, 1999.

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

Item 4.   Submission of Matters to a Vote of Securities Holders.

         An annual meeting of the shareholders of Security Bank Holding Company was held on April 18, 2000, in Coos Bay, Oregon. Matters voted upon by the shareholders were the election of three Directors for three year terms to expire in the year 2003 and to change the name of the Company from Security Bank Holding Company to Independent Financial Network, Inc. A quorum was reached, and the results of the election and the name change are as follows:

         Election of Directors:
                                   # votes for                   # votes against
                                   -----------                   ---------------
         Ronald C. LaFranchi         3,809,217                           45,342
         Gary L. Waggonner           3,852,278                            2,281
         Robert L. Fullhart          3,821,816                           32,743

         As a result of the vote, each of the Directors above were elected for a three year term to expire in the year 2003. There were 23,990 shares abstained and 7,519 withheld.

         Directors whose terms have not expired include Charles D. Brummel, William A. Lansing, Kenneth C. Messerle, and Glen A. Thomas.

         Name Change:
                                   # votes for                   # votes against
                                   -----------                   ---------------
                                     3,567,611                          313,759

         As a result of the vote, the name of the Company was changed to Independent Financial Network, Inc. There were 4,698 shares abstained and none withheld.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits.
                  The following exhibit is being filed here with:
                  Exhibit 27 Financial Data Schedule

          (b)     Reports on Form 8-K.

                  On April 27, 2000 a Form 8-K for other events was filed. The filing announced that the Company's name had been changed from Security Bank Holding Company to Independent Financial Network, Inc. In addition, the ticker symbol on the Nasdaq National Market was also changed from SBHC to INFN. A copy of the press release announcing the change was attached as an exhibit. No financial statements were included.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:    August 8, 2000.

                                   INDEPENDENT FINANCIAL NETWORK, INC.


                                   By:  /s/ Charles D. Brummel
                                        ----------------------
                                        Charles D. Brummel
                                        Chairman and Chief Executive Officer