Form 10-Q
period 2000-09-30
INDEPENDENT FINANCIAL NETWORK
filed 2000-11-13
CIK 879116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

       For the quarterly period ended September 30, 2000 or
                                      ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from                 to                     .
                                     ----------------   ---------------------

      Commission file number    0-27590

                       INDEPENDENT FINANCIAL NETWORK, INC.
              (Exact name of issuer as specified in its charter)

                  Oregon                                93-0800253             .
       ---------------------------          ------------------------------------
       (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

       170 S. Second St., Coos Bay, Oregon                  97420   .
       -----------------------------------               ------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                          Outstanding at November 6, 2000
                  -----                          -------------------------------
         Common Stock, $5.00 par value                       5,160,615

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            (UNAUDITED-IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                      September 30, 2000     Dec. 31, 1999
------                                      ------------------     -------------

Cash and cash equivalents:
     Cash and due from banks                           $12,024           $13,632
     Federal funds sold                                 10,671             3,060
                                                        ------             -----
         Total cash and cash equivalents                22,695            16,692

Investment securities available for sale               109,234            87,904
Loans, net                                             209,863           181,385
Mortgage loans held for sale, at cost which
  approximates market                                    3,451             3,925
Net investment in direct financing leases                3,437             2,725
Purchased mortgage servicing rights                      2,994             2,717
Premises and equipment, net                             14,545            13,785
Federal Home Loan Bank stock, at cost                    2,336             2,181
Federal Reserve Bank stock, at cost                        759               756
Other assets                                             4,950             4,531
                                                         -----             -----
         Total assets                                 $374,264          $316,601
                                                      ========          ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Liabilities:
   Deposits:
      Demand                                           $59,849           $43,610
      NOW accounts                                      42,282            36,996
      Money market accounts                             61,492            50,841
      Savings accounts                                  21,938            22,450
      Time deposit                                     129,551           110,072
                                                       -------           -------
         Total deposits                                315,112           263,969

Securities sold under agreements to repurchase          11,125            13,501
Short term borrowings                                      299               417
Other borrowings                                         1,300               800
Federal Home Loan Bank borrowings                       10,000             4,000
Other liabilities                                        3,136             1,890
                                                         -----             -----
         Total liabilities                             340,972           284,577
                                                       -------           -------

Minority interest                                        2,542             3,306
Shareholders' equity:
     Nonvoting preferred stock, $5 par value.
         Authorized 5,000,000 shares; none issued           --                --
     Voting preferred stock, $5 par value.
         Authorized 5,000,000 shares; none issued           --                --
     Common stock, $5 par value.
         Authorized 10,000,000 shares - issued and
         outstanding 5,160,524 shares in 2000
         (5,160,234 shares in 1999)                     25,804            25,804
Surplus                                                  4,655             4,655
Retained earnings (accumulated deficit)                    806             (693)
Accumulated other comprehensive loss                     (515)           (1,048)
                                                          ----            ------
    Total shareholders' equity                          30,750            28,718
                                                        ------            ------

Total liabilities, minority interest and shareholders'
    equity                                            $374,264          $316,601
                                                      ========          ========

     See accompanying notes to condensed consolidated financial statements.

                                      INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED -IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   Quarter Ended                 Nine Months Ended
                                                                   September 30,                   September 30,
                                                                   -------------                 ------------------
                                                                 2000       1999                  2000           1999
                                                                 ----       ----                  ----           ----
Interest income:
     Interest on loans                                         $5,259     $3,997               $14,542        $11,060
     Income on direct financing leases                             81         60                   230            184
     Interest and dividends on securities:
         Taxable                                                1,407      1,018                 3,830          2,837
         Exempt from Federal income tax                           176        182                   532            558
         Dividend income on Federal Home Loan Bank stock           38         38                   109            112
         Dividend income on Federal Reserve Bank stock             12         12                    34             33
         Interest on Federal funds sold                           146        107                   245            367
                                                                  ---        ---                   ---            ---
              Total interest income                             7,119      5,414                19,522         15,151
                                                                -----      -----                ------         ------
Interest expense:
     Deposits
         NOW                                                      175        138                   485            381
         Money market                                             613        461                 1,697          1,226
         Savings                                                  158        145                   431            399
         Time                                                   1,810      1,203                 4,875          3,459
     Securities sold under agreements to repurchase               129        118                   407            316
     Short term borrowings                                          6          5                    18             13
     Federal Home Loan Bank borrowings                            171         --                   310             --
     Other borrowings                                              32         16                    82             32
                                                                   --         --                    --             --
              Total interest expense                            3,094      2,086                 8,305          5,826
                                                                -----      -----                 -----          -----

     Net interest income before provision for loan losses       4,025      3,328                11,217          9,325
Provision for loan losses                                          92        164                   356            385
                                                                   --        ---                   ---            ---
         Net interest income                                    3,933      3,164                10,861          8,940
                                                                -----      -----                ------          -----

Other income:
     Service charges on deposit accounts                          337        333                 1,074            960
     Gain (loss) on sale/call of investments available for
       sale, net                                                    4        (1)                     4            183
     Loan servicing fees                                           94         84                   275            243
     Sold real estate loan fees                                   467        589                 1,318          1,798
     Other                                                        265        285                   842            825
                                                                  ---        ---                   ---            ---
         Total other income                                     1,167      1,290                 3,513          4,009
                                                                -----      -----                 -----          -----

Other expense:
     Salaries and employee benefits                             2,355      2,140                 6,923          6,231
     Occupancy of bank premises                                   195        268                   752            734
     Furniture and equipment                                      518        380                 1,425            959
     Professional fees                                            293        207                   897            453
     FDIC assessment                                               15          7                    41             25
     Supplies                                                     133        145                   398            444
     Other                                                        609        663                 1,816          1,790
                                                                  ---        ---                 -----          -----
         Total other expense                                    4,118      3,810                12,252         10,636
                                                                -----      -----                ------         ------
         Income before provision for income taxes                 982        644                 2,122          2,313
Provision for income taxes                                        210        222                   535            810
                                                                  ---        ---                   ---            ---
              Net income before minority interest                 772        422                 1,587          1,503
Net (income) loss attributable to minority interest              (60)        (3)                  (88)             86
                                                                 ----        ---                  ----             --
              Net income                                         $712       $419                $1,499         $1,589
                                                                 ====       ====                ======         ======

              Net income per share - basic                      $0.14      $0.08                 $0.29          $0.31
                                                                =====      =====                 =====          =====
              Net income per share - diluted                    $0.14      $0.08                 $0.29          $0.31
                                                                =====      =====                 =====          =====

   See accompanying notes to condensed consolidated financial statements.

                                      INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (UNAUDITED -IN THOUSANDS)

                                                                   Quarter Ended                 Nine Months Ended
                                                                   September 30,                   September 30,
                                                                   -------------                 ------------------
                                                                 2000       1999                  2000           1999
                                                                 ----       ----                  ----           ----

Net Income                                                       $712       $419                $1,499         $1,589

Other comprehensive income, net of income tax:

Unrealized gain (loss) on investment securities
(Net of tax of $(371) and $16 for the quarter ended
September 30, 2000 and 1999 and $(300) and $660 for the
nine months ended September 30, 2000 and 1999, respectively.)     602       (28)                   533        (1,075)
                                                                  ---       ----                   ---        -------

Comprehensive income                                           $1,314       $391                $2,032           $514
                                                               ======       ====                ======           ====


     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED -IN THOUSANDS)

                                                 Nine months ended September 30,
                                                              2000         1999
                                                              ----         ----
Cash flows provided by operating activities:
Net income                                                  $1,499       $1,589
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation                                            1,113          776
     Net amortization of investment premiums/discounts         187          396
     Deferred tax (benefit) expense                           (187)         267
     Provision for loan losses                                 356          385
     Net gain on sale of fixed assets                           --          (13)
     Net gain on call/sale of investment securities
       available for sale                                       (4)        (183)
     Federal Home Loan Bank stock dividend                    (108)        (113)
  Changes in balance sheet items:
     Net proceeds from mortgage loans sold                     474         (762)
     Net increase in mortgage servicing rights                (277)        (574)
     Increase in other assets                                 (419)        (404)
     Increase (decrease) in other liabilities                1,137       (2,481)
      Net income (loss) attributable to minority interest       88          (86)
                                                             -----       ------
        Net cash provided by (used in) operating activities  3,859       (1,203)

Cash flows from investing activities:
     Purchase of investment securities available for sale  (38,698)     (37,473)
     Proceeds from sale of securities available for sale     1,057       19,648
     Proceeds from maturities and call of investment
       securities available for sale                        16,957       18,376
     Net loan originations                                 (21,212)     (21,215)
     Purchase of participations                             (7,622)      (7,545)
     Additions to premises and equipment                    (1,873)      (3,058)
     Purchase of Federal Home Loan Bank stock                  (47)         (18)
     Purchase of Federal Reserve Bank stock                     (3)        (148)
     Redemption of Federal Reserve Bank stock                   --            8
     Originations of direct financing leases                (1,655)      (1,112)
     Gross payments on direct financing leases                 943        1,179
     Minority interest in subsidiaries                        (852)       1,143
                                                             -----        -----
       Net cash used in investing activities               (53,005)     (30,215)

Cash flows from financing activities:
     Net increase in deposits                               51,143       33,446
     (Decrease) increase in securities sold with
       agreements to repurchase                             (2,376)       1,879
     Federal Home Loan Bank borrowings                      10,000           --
     Payments on Federal Home Loan Bank borrowings          (4,000)          --
     Increase in other borrowings                              500          800
     Proceeds from issuance of common stock                     --           68
     Payment of dividends                                       --         (894)
     (Decrease) increase in short term borrowings             (118)         468
                                                              ----          ---
         Net cash provided by financing activities          55,149       35,767

Net increase in cash and cash equivalents                    6,003        4,349
Cash and cash equivalents at beginning of period            16,692       18,353
                                                            ------       ------
Cash and cash equivalents at end of period                 $22,695      $22,702
                                                           =======      =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                           $8,000       $5,668
         Income taxes                                         $206         $647

Supplemental disclosures of investing activities:
    Unrealized gain (loss) on investment
          securities available for sale, net of tax           $533      $(1,075)

    See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  Basis of Financial Statement Presentation
     -----------------------------------------
The interim condensed consolidated financial statements include the accounts of Independent Financial Network (IFN, or the Company) (formerly Security Bank Holding Company), a bank holding company, its wholly-owned subsidiaries, Security Bank, Pacific State Bank (Pacific State) and Family Security Bank (Family Security), its majority-owned subsidiaries, Lincoln Security Bank (Lincoln Security), McKenzie State Bank (McKenzie State), and Oregon State Bank (Oregon State). All significant intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates. The balance sheet data as of December 31, 1999 was derived from audited financial statements, but does not include all disclosures contained in the Company's 1999 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 1999 consolidated financial statements, including the notes thereto, included in the Company's 1999 Annual Report to Shareholders. Certain amounts for 1999 have been reclassified to conform with the 2000 presentation. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

(2)  Stock Dividend
     --------------
On July 18, 2000, the Company declared a 5% stock dividend on the Company's common stock which was paid on August 16, 2000 to stockholders of record on August 2, 2000. The dividend was charged to retained earnings in the amount of $1.1 million, which was based on the fair value of the Company's common stock. In addition to the 5% stock dividend, the Company increased the number of stock options and purchase rights under the 1995 Stock Option Plan by 5% and reduced the exercise prices accordingly. All references to weighted average shares outstanding, per share amounts, stock purchase rights, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 5% stock dividend and its retroactive effect.

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

                                Three months ended September 30,       Nine months ended September 30,
                                --------------------------------       -------------------------------
                                        2000               1999                 2000            1999
                                        ----               ----                 ----            ----

Weighted average shares - basic      5,160,368           5,160,091           5,160,417       5,159,705

Potential dilution of stock options       *609             **6,170              *1,311       ***15,592
                                           ---               -----               -----          ------

Weighted average shares - diluted    5,160,977           5,166,261           5,161,728       5,175,297
                                     =========           =========           =========       =========

*Options to purchase 247,040 shares of common stock at $4.79-$11.45 per share were outstanding during the nine months ended September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

**Options to purchase 85,664 shares of common stock at $7.71 and $11.45 per share were outstanding during the third quarter 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

***Options to purchase 146,438 shares of common stock at $7.56-$11.45 per share were outstanding during 1999 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  Other Borrowings
     ----------------
At September 30, 2000 the Company had $1,300,000 in borrowings from a third party bank, through a $2.5 million revolving line of credit (renewed annually) with interest at the prime rate (the prime rate was 9.50% at September 30, 2000).

(5)  Minority Interest
     -----------------
The Company has purchased additional shares of McKenzie State Bank's stock, increasing their ownership percentage from 68.14% at December 31, 1999 to 86.57% at September 30, 2000.

(6)  Segment Information
     -------------------
The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended September 30, 2000.

                         Commercial  Mortgage                 Intersegment
                            Banking   Banking Administration  Eliminations  Consolidated
                            -------   ------- --------------  ------------  ------------

Interest Income              $6,511    $621             $--          $(13)       $7,119
Interest Expense              2,651     424              32           (13)        3,094
                              -----     ---              --           ----        -----
  Net interest income
    before provision          3,860     197             (32)           --         4,025
Provision for loan loss         118     (26)             --            --            92
                                ---     ----             --            --            --
  Net interest income         3,742     223             (32)           --         3,933

Non-interest income             722     481           1,536        (1,572)        1,167

Other non-interest expense    3,148     514             986          (530)        4,118
                              -----     ---             ---          ----         -----

   Income before taxes and
    minority interest         1,316     190             518        (1,042)          982

Income taxes                                                                        210
                                                                                    ---

  Income before minority interest                                                   772

Loss attributable to minority interest                                              (60)
                                                                                    ---

  Net income                                                                       $712
                                                                                   ====

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the nine months ended September 30, 2000.

                         Commercial  Mortgage                 Intersegment
                            Banking   Banking Administration  Eliminations  Consolidated
                            -------   ------- --------------  ------------  ------------

Interest Income             $19,048    $621             $--         $(147)      $19,522
Interest Expense              7,946     424              82          (147)        8,305
                              -----     ---              --         -----         -----
  Net interest income
    before provision         11,102     197             (82)           --        11,217
Provision for loan loss         382     (26)             --            --           356
                                ---    ----              --            --           ---
  Net interest income        10,720     223             (82)           --        10,861

Non-interest income           2,373   1,314           4,010        (4,184)        3,513

Other non-interest expense    9,452   1,297           3,110        (1,607)       12,252
                              -----   -----           -----       -------        ------

   Income before taxes and
    minority interest         3,641     240             818        (2,577)        2,122

Income taxes                                                                        535
                                                                                    ---

  Income before minority interest                                                 1,587

Loss attributable to minority interest                                              (88)
                                                                                   ----

           Net income                                                            $1,499
                                                                                 ======

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended September 30, 1999.

                         Commercial  Mortgage                 Intersegment
                            Banking   Banking Administration  Eliminations  Consolidated
                            -------   ------- --------------  ------------  ------------

Interest Income              $5,449    $ --             $--          $(35)       $5,414
Interest Expense              2,104      --              17           (35)        2,086
                              -----      --              --          ----         -----
  Net interest income
    before provision          3,345      --             (17)           --         3,328
Provision for loan loss         164      --              --            --           164
                                ---      --              --            --           ---
  Net interest income         3,181      --             (17)           --         3,164

Non-interest income             739     644           1,041        (1,134)        1,290

Other non-interest expense    2,897     534             840          (461)        3,810
                              -----     ---             ---         -----         -----

   Income before taxes and
    minority interest         1,023     110             184          (673)          644

Income taxes                                                                        222
                                                                                    ---

  Income before minority interest                                                   422

Income attributable to minority interest                                             (3)
                                                                                    ---

  Net income                                                                       $419
                                                                                   ====

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the nine months ended September 30, 1999.

                         Commercial  Mortgage                 Intersegment
                            Banking   Banking Administration  Eliminations  Consolidated
                            -------   ------- --------------  ------------  ------------

Interest Income             $15,208     $--             $12          $(69)      $15,151
Interest Expense              5,863      --              32           (69)        5,826
                              -----      --              --          ----         -----
  Net interest income
    before provision          9,345      --             (20)           --         9,325
Provision for loan loss         385      --              --            --           385
                                ---      --              --            --           ---
  Net interest income         8,960      --             (20)           --         8,940

Non-interest income           2,228   2,006           3,049        (3,274)        4,009

Other non-interest expense    8,047   1,580           2,160        (1,151)       10,636
                              -----   -----           -----       -------        ------

   Income before taxes and
    minority interest         3,141     426             869        (2,123)        2,313

Income taxes                                                                        810
                                                                                    ---

  Income before minority interest                                                 1,503

Loss attributable to minority interest                                               86
                                                                                     --
 Net income                                                                      $1,589
                                                                                 ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. Net income increased 70% to $712,000 for the three months ended September 30, 2000 from $419,000 for the same period in 1999. The increase was primarily due to the growth in assets of the subsidiary banks, including the new de novo start-ups the Company has invested in over the past two years.

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

Net interest income before the provision for loan losses increased $697,000 or 21% for the three months ended September 30, 2000 over the same period in 1999. Of the increase of $697,000, an increase in volume accounted for an increase of $544,000, and an increase in rate accounted for an increase of $153,000. Average interest earning assets increased $55.9 million, while average interest bearing liabilities increased $59.4 million. The increase in average interest earning assets and interest bearing liabilities resulted from the overall growth strategy of the Company, primarily in loans and deposits. In April 2000, the Company borrowed $10 million from the Federal Home Loan Bank of Seattle at 1 month-LIBOR, and invested the proceeds into two to three year average life debt securities. This leverage plan has a current spread of 39 basis points, and was specifically implemented to take advantage of a forecasted decline in market interest rates over the next 1-2 years.

The average net interest spread increased from 4.73% to 4.81%, due to higher yields on loans and investments with the overall increase in market rates since the prior period. Average rates paid increased 68 basis points to 3.77% in the third quarter of 2000 from 3.09% in the third quarter of 1999, primarily from an increase in time certificates of deposit, which carry a higher interest cost than other deposits, and the addition of the FHLB advance. Average earning asset yields increased 75 basis points from 7.82% to 8.57%, resulting from an increase in market interest rates for loans and investment securities. The Company's net interest margin for the third quarter of 2000 was 4.85%, an increase of 4 basis points from 4.81% for the third quarter of 1999.

PROVISION FOR LOAN LOSSES. The loan loss provision during the three-month period ended September 30, 2000, was $92,000 and $164,000 for the same period in 1999. At September 30, 2000, the consolidated loan loss ratio was 1.31% of total loans, compared to 1.39% at December 31, 1999.

Net charge-offs during the three-month periods were $107,000 and $48,000 for 2000 and 1999, respectively.

Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level based on anticipated losses inherent in the portfolio. The allowance for loan losses was $2,870,000 at September 30, 2000, compared to $2,645,000 at December 31, 1999.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $798,000 and $710,000 at September 30, 2000 and December 31, 1999, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income decreased to $1,167,000 for the three months ended September 30, 2000 as compared to $1,290,000 for the same period in 1999. The decrease is due to a decrease in sold real estate loan fees due to lower activity with the increase in mortgage interest rates. The decrease was offset by a slight increase in loan servicing fees with an increase in the mortgage servicing portfolio.

OTHER EXPENSE. Other expense increased to $4,118,000 for the three months ended September 30, 2000 compared to $3,810,000 for the same period in 1999. Salaries and employee benefits, the largest non-interest expense, increased $215,000. The increase in salaries is primarily due to the additions of Waldport, Roseburg and Winston operations. Furniture and fixture expense increased $138,000, resulting from the completion of the new Coos Bay branch building of Security Bank and the main branch building of McKenzie State Bank. Additional increases were experienced in other areas resulting from the Company's overall growth strategy.

PROVISION FOR INCOME TAXES. The provision for income tax for the third quarter of 2000 includes an adjustment of $108,000 to increase the deferred tax asset of Oregon State Bank, because expected future taxable income is in excess of the current graduated tax rate. Approximately 69%, or $75,000, was included in net income for the quarter, representing IFN's ownership percentage of Oregon State Bank.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL. Net income decreased to $1,499,000 for the nine months ended September 30, 2000 from $1,589,000 for the same period in 1999. A significant portion of the decrease in earnings from the year earlier period resulted from a slow-down in mortgage operations, as overall market interest rates have increased significantly from 1999. In addition, the Company recognized $184,000 in securities gains in the first quarter of 1999, which did not recur in the first quarter of 2000. Large increases were also experienced in other expense (see following discussion on other expense), due to the Company's overall growth strategy. The Company is also expanding with new branches in Waldport, Oregon, Roseburg, Oregon and Winston, Oregon.

NET INTEREST INCOME. Net interest income before the provision for loan losses increased $1,892,000 or 20% for the nine months ended September 30, 2000 over the same period in 1999. Of the increase of $1,892,000, an increase in volume accounted for an increase of $1,665,000, an increase in rate accounted for an increase of $193,000, and an increase in days accounted for an increase of $34,000. Average interest earning assets increased $51.7 million, while average interest bearing liabilities increased $55.3 million. The increase in average interest earning assets and interest bearing liabilities resulted from the overall growth strategy and leverage plan of the Company, primarily in loans and deposits.

The average net interest spread increased from 4.71% to 4.76%, mainly due to higher yields on loans and investment securities. Average rates paid increased 51 basis points to 3.62% for the nine months ended September 30, 2000 from 3.11% for the same period of 1999, primarily from an increase in time certificates of deposit, which carry a higher interest cost than other deposits. Average earning asset yields increased 56 basis points from 7.82% to 8.38%, resulting from an increase in market interest rates for loans and investment securities. The Company's net interest margin for the nine months ended September 30, 2000 was 4.82%, an increase of 1 basis point from 4.81% for the same period of 1999.

PROVISION FOR LOAN LOSSES. The loan loss provision during the nine-month period ended September 30, 2000, was $356,000 versus $385,000 for the same period in 1999.

Net charge-offs during the nine-month periods were $132,000 and $104,000 for 2000 and 1999, respectively.

Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level based on anticipated losses inherent in the portfolio. The allowance for loan losses was $2,870,000 at September 30, 2000, as compared to $2,576,000 at September 30, 1999.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $798,000 and $1,427,000 at September 30, 2000 and 1999, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income decreased 12% to $3,513,000 for the nine months ended September 30, 2000 as compared to $4,009,000 for the same period in 1999. The decrease in other income is due to decreases in sold real estate loan fees and gains on the sale of investment securities. Sold real estate loan fees have decreased due to lower activity as interest rates have increased. Gains on the sale of investment securities available for sale have decreased due to the fact that there have been fewer sales in 2000. These decreases were offset by increases in service charges on deposit accounts and loan servicing fees.

OTHER EXPENSE. Other expense increased 15% to $12,252,000 for the nine months ended September 30, 2000 compared to $10,636,000 for the same period in 1999. Salaries and employee benefits, the largest non-interest expense, increased $692,000. The increase in salaries is primarily due to the addition of Waldport, Roseburg and Winston operations, and of staff to support the growth with the new banks. Additional increases were experienced in most areas resulting from the Company's overall growth strategy.

PROVISION FOR INCOME TAXES. The provision for income tax for the nine months ended September 30, 2000 includes an adjustment of $108,000 to increase the deferred tax asset of Oregon State Bank, because expected future taxable income is in excess of the current graduated tax rate. Approximately 69%, or $75,000, was included in net income for the year to date, representing IFN's ownership percentage of Oregon State Bank.

FINANCIAL CONDITION
Total assets have increased 18% to $374 million at September 30, 2000 compared to $317 million at December 31, 1999, resulting from the growth initiatives of the Company over the last two years.

Investment securities available for sale increased to $109 million at September 30, 2000, compared to $88 million at December 31, 1999. The increase is due to the leverage plan implemented by the Company in April 2000 and funds available from an increase in deposits.

Net loans and leases increased in the period from $184 million at December 31, 1999 to $213 million at September 30, 2000. The increase is due to the growth strategy of the Company and the addition of the new banks.

Purchased mortgage servicing rights have increased 10% to $3 million at September 30, 2000. The increase is due to mortgage loan sales with servicing retained since December 31, 1999.

Deposit growth has continued for the third quarter of 2000, increasing $51 million, or 19% to $315 million at September 30, 2000, compared to $264 million at December 31, 1999. The growth in 2000 has been predominantly spread between demand accounts, money market accounts, and time certificates of deposit.

Securities sold under agreements to repurchase decreased $2 million to $11 million at September 30, 2000, compared to $13 million at December 31, 1999, resulting mainly due to timing differences with the commercial repurchase agreement customer activity levels.

Other borrowings increased to $1,300,000 at September 30, 2000. The funds borrowed were used to purchase a portion of the minority interest in stock of one of the subsidiary banks.

Federal Home Loan Bank borrowings increased to $10 million at September 30, 2000, compared to $4 million at December 31, 1999. The increase in borrowings results from the leverage plan implemented by the Company in April 2000, with the proceeds invested in 2-3 year debt securities.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base. A further source of liquidity is the Company's ability to borrow funds. The Company maintains four unsecured lines of credit totaling $30.5 million for the purchase of funds on an overnight basis. The Company is also a member of the Federal Home loan Bank, which provides a secured line of credit in the amount of $44.9 million, and other funding opportunities for liquidity and asset/liability matching. In addition, IFN has a $2.5 million line of credit, secured by the common stock of Security Bank. As of September 30, 2000 there were no borrowings under the Company's unsecured lines of credit, $10 million was borrowed from the Federal Home Loan Bank, and $1.3 million was outstanding on the secured line of credit. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investable cash is invested on a short-term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long-term liquidity.

CAPITAL RESOURCES
Federal regulators require the calculation of Risk-based Capital. This is an analysis that weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-based Capital by Capital Tier. The requirements are a minimum total Risk-based Capital ratio of 8.00%, a minimum Tier 1 Capital Ratio of 4.00% and a minimum Leverage Capital Ratio of 4.00%.

At September 30, 2000, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 13.31%, Tier 1 Capital Ratio of 12.25% and Leverage Capital Ratio of 9.29%. This was compared to 15.59%, 14.43% and 10.32% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 1999. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company was to seek additional capital from outside sources.

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

CALCULTATION OF INTEREST RATE RISK. A change in earnings as a result of changes in interest rates is caused by two factors. First, the rate on each asset and liability changes by a different amount and at a different time. Second, there are different volumes of assets and liabilities maturing and repricing (the traditional gap). The combination causes a change in the Company's net interest margin.

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

Interest rate risk is calculated quarterly and reported to the Asset/Liability Management Committee and then to the respective Boards of Directors. Significant changes in the structure of the Company's finances can be modeled during the quarters to ensure continued compliance with these policy limits. At no time during 1999 and for the nine months ended September 30, 2000 were these limitations exceeded. Management has assessed these limits and believes that there has been no material change since December 31, 1999.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Due to the issuance of SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, this SFAS is effective for fiscal years beginning after June 15, 2000 and as such, will be adopted by the Company in 2001. SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, amends certain provisions of SFAS No. 133 and is to be applied concurrently with SFAS No. 133. The Company does not expect implementation to have a material impact on the Consolidated Financial Statements.

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


DATED:    November 6, 2000.

                                       INDEPENDENT FINANCIAL NETWORK, INC.


                                       By:  /s/ Charles D. Brummel
                                          -------------------------------------
                                            Charles D. Brummel
                                            Chairman and Chief Executive Officer