Form 10-K
period 2000-12-31
INDEPENDENT FINANCIAL NETWORK
filed 2001-03-28
CIK 879116

===============================================================================
                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

       For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

       For the transition period from                     to

                         Commission file number 0-27590
                       INDEPENDENT FINANCIAL NETWORK, INC.
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
                                                                (Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   YES    X      NO
               --------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

Revenue for most recent fiscal year:   $26,994,000
                                       -----------

Aggregate market value of voting Common Stock held by non-affiliates of Registrant as of March 20, 2001:
$22,376,790
-----------

Number of shares of Common Stock, $5.00 par value, outstanding as of March 20, 2001: 5,418,109
      ---------

Documents incorporated by reference and parts of Form 10-K into which
incorporated:     None
                  ----

================================================================================

                           Form 10-K Table of Contents


                                                                         Page
         Part I

Item 1.  Description of Business                                          4-10

Item 2.  Description of Property                                          10-11

Item 3.  Legal Proceedings                                                11

Item 4.  Submission of Matters to a Vote of Security Holders              12


         Part II

Item 5.  Market for Common Equity and Related Stockholder Matters         12

Item 6.  Selected Financial Data                                          13-15

Item 7.  Management's Discussion and Analysis or Plan of Operation        16-27

Item 7a. Quantitative and Qualitative Disclosures About Market Risk       27-31

Item 8.  Financial Statements                                             32-63

Item 9.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure                              64


         Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                64-67

Item 11. Executive Compensation                                           67-71

Item 12. Security Ownership of Certain Beneficial Owners and Management   72

Item 13. Certain Relationships and Related Transactions                   73

Item 14. Exhibits and Reports on Form 8-K                                 74



Signatures                                                                75

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of Independent Financial Network, Inc.'s (the Company) management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its market share, net interest margins, or implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking industry and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General
-------
Independent Financial Network ("IFN" or "the Company", formerly know as "Security Bank Holding Company"), incorporated in 1981, is a multi-bank holding company registered under the Bank Holding Company Act of 1956. The administra-tive office of IFN is located in Coos Bay, Oregon. IFN was organized as a holding company for its principal banking subsidiary, Security Bank, a state chartered, FDIC insured commercial bank, through a reorganization completed in April 1983. Until 1996, IFN conducted its business primarily through Security Bank, but over the past four years has embarked on a strategy to diversify through investment in banking and non-banking operations outside of Security Bank's primary market area through wholly and majority owned subsidiaries. As part of that strategy, the Company made the following recent investments:

  o In 1996, the Company acquired a 68% controlling interest in Lincoln Security Bank, a state-chartered commercial bank located in Newport, Oregon,
  o In 1997, the Company completed the acquisition of Pacific State Bank, a wholly-owned state-chartered commercial bank located in Reedsport, Oregon,
  o In 1998, the Company completed the spin-off of the former Brookings-Harbor branch of Security Bank into Family Security Bank, a wholly-owned state-chartered commercial bank,
  o In 1998, the Company acquired a 66% controlling interest in McKenzie State Bank, a state chartered commercial bank located in Springfield, Oregon,
  o In 1999, the Company acquired a 69% controlling interest in Oregon State Bank, a state chartered commercial bank located in Corvallis, Oregon,
  o In 2000, the Company opened Roseburg Community Banking Company, with offices in Roseburg and Winston, Oregon,
  o In 2000, the Company completed the spin-off of the former Information Technology department of IFN into Alliance Technology, a newly organized, wholly owned subsidiary.

Security Bank, Lincoln Security Bank, Pacific State Bank, Family Security Bank, McKenzie State Bank, Oregon State Bank and Roseburg Community Banking Company are collectively referred to herein as the "Banks". In May 2000, the Company changed its name from Security Bank Holding Company to Independent Financial Network, in an effort to better align the name of the company with its vision.

IFN has enjoyed growth and performance from its markets of Coos, Curry and Douglas Counties. The population of, and employment in these counties, is now growing, rebounding from significant declines during the late 1970's and early 1980's when forest products production dropped precipitously. IFN believes that its success is attributable to its emphasis on personalized customer service, its mix of innovative products tailored to the needs of its local customers, and its identity of local community banks. To enhance this success, IFN has pursued strategic opportunities in markets beyond those which it has historically served. For example, to diversify credit risks and generate more loan demand, IFN has opened mortgage banking offices in Bend and Portland, Oregon. The investments in McKenzie State Bank and Oregon State Bank along the I-5 corridor in Oregon are expected to further diversify the resources of the Company, and provide for further growth in larger, more economically diverse communities.

IFN competes directly with much larger commercial banks, most of which are offices of multi-state financial services companies, operating in a number of other markets, with more resources than IFN. In order to compete effectively, IFN's subsidiary banks attempt to provide more personal customer service than their competitors, and distinguish themselves as the local community bank of choice in their respective markets. Through its subsidiary community banks, IFN is able to offer loan and deposit products specifically designed for the markets served by each subsidiary. For example, Security Bank and Pacific State Bank offer products intended to meet the needs of the increasing number of retirees which constitute a high percentage of the new residents in Coos and Douglas Counties. As a result of its business strategy, Security Bank has been the fastest growing bank in its market since 1990, as measured by the rate of increase in total deposits. Pacific State Bank dominates its market with a 63% share.

Security Bank
-------------
Security Bank operates five branches in Coos County, and was founded in 1919. Branch offices are located in Coos Bay, North Bend, Bandon, Coquille and Myrtle Point, Oregon. The most direct competition faced by Security Bank comes from four large commercial banks. Security Bank has no community bank competitors, but continues to compete with multi-state, multi-billion dollar asset institutions. To meet this competition, Security Bank targets its marketing efforts on individuals and small businesses who prefer personalized banking services, and has developed products and services intended to meet the banking needs of people who are age 55 or over. In 2001, the Company changed the legal charter name of Security Bank to IFN Bank, with Security Bank, Security Mortgage and Roseburg Community Banking Company operating as divisions of IFN Bank.

Lincoln Security Bank
---------------------
Lincoln Security is a state-chartered bank organized in 1996, with branches in Newport and Waldport, Oregon. Lincoln Security engages in a general commercial banking business in Lincoln County and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.

IFN facilitated the organization of Lincoln Security by investing 68.44% of the start-up equity. In January 2001, IFN purchased the remaining minority interest in Lincoln Security, resulting in 100% ownership.

Pacific State Bank
------------------
Pacific State Bank is an Oregon commercial bank incorporated in 1962. The bank conducts business from offices in Reedsport and Lakeside, Oregon. Pacific State Bank engages in a general commercial banking business in Douglas County and offers commercial banking services to small and medium size businesses, professionals and retail customers in their market area. IFN acquired Pacific State Bank in 1997.

Family Security Bank
--------------------
Family Security Bank is a state chartered commercial bank incorporated in May 1998, through the spin-off of the former Brookings-Harbor branch of Security Bank. This spin-off was intended to permit that branch to expand its local market share by being the local community bank, rather than simply a branch of another out-of-town financial institution. Family Security Bank engages in a general commercial banking business in Curry County and offers commercial banking services to small and medium size businesses, professionals and retail customers in their market area.

McKenzie State Bank
-------------------
McKenzie State Bank is a state-chartered bank serving the needs of the city of Springfield, Oregon and Lane County. The bank commenced operations on November 16, 1998. McKenzie State engages in a general commercial banking business in Lane County and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.

IFN facilitated the organization of McKenzie State by purchasing 65.89% of the start-up equity of McKenzie State Bank. In 1999, IFN increased its ownership position to 68.14%, and in 2000 increased its ownership to 86.57%. The remaining equity consists of shares of Class A common stock owned by local investors.

Oregon State Bank
-----------------
Oregon State Bank is a state-chartered bank organized in April 1999 in Corvallis, Oregon, serving the needs of the city of Corvallis, Oregon and Benton and Linn Counties. Oregon State engages in a general commercial banking business serving Benton and Linn Counties and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.

IFN facilitated the organization of Oregon State by investing 69.19% of the start-up equity. The remaining equity consists of shares of common stock owned by local investors. Oregon State Bank has only one class of common stock.

Roseburg Community Banking Company:
-----------------------------------
In late 1999, the Company opened a branch of Security Bank in Roseburg, Oregon under the name Roseburg Community Banking Company. In 2000, the Company opened another branch in Winston, Oregon. Roseburg Community Banking Company operates as a division of IFN Bank, and engages in a general commercial banking business serving Douglas County and offers commercial banking services to small and medium size businesses, professionals and retail customers in the bank's market area.

Security Mortgage:
------------------
Security Mortgage, a division of IFN Bank, conducts mortgage-banking activities. Security Mortgage sells residential real estate loans to the secondary market. In addition, Security Mortgage manages a growing mortgage servicing right portfolio. Security Mortgage has offices in Coos Bay, Bend and Portland, Oregon.

Alliance Technology:
--------------------
In October 2000, the Company completed the spin-off of its Information Technology department into Alliance Technology, Inc. (ATI), a wholly owned subsidiary with offices in Coos Bay and Portland, Oregon. ATI was formed to provide data, item, network and e-commerce services to non-affiliated financial institutions along the West Coast. The primary strategy was to leverage the equipment and human resources of the former IT department and to provide a source of non-interest income to the Company in the future.

See consolidated financial statements, note 18, for financial information by segment.

Business Strategy
-----------------
IFN seeks to achieve growth in its earning assets, while maintaining a strong return on equity. The strategy for accomplishing those goals is based upon:

         -        Personalized Customer Service

         -        Development of Innovative Products

         -        Diversification into new Geographic Markets

         -        Leverage of "Back-Room" costs across all subsidiaries

PERSONALIZED CUSTOMER SERVICE. IFN's banking subsidiaries pride themselves on being community banks serving Western Oregon. The anks' personnel are primarily long-time residents, with many years of banking experience in their communities. In an era when larger competitors are minimizing personnel expenses through the use of part-time tellers, centralized loan centers, and electronic technology, the banks remain committed to serving customers through personal service: loan officers and other employees who know and are known by their customers. From the Board of Directors of each bank, who are all residents and active members of their respective communities, to branch tellers, service and accessibility are emphasized. To enhance customer service, IFN provides "platform banking," which gives employees computer access to customer records and allows them to respond to inquiries efficiently.

INNOVATIVE PRODUCTS. IFN seeks to increase market share through innovative products oriented to the needs of potential customers. As many of the subsidiary banks are still in the initial stages of business development, and therefore are concentrating on basic services, these innovative products are made available to all subsidiary banks through economies of scale within the larger organization. Security Bank provides, for example, specially designed deposit and insurance products for the population over age fifty-five, such as tax-deferred annuities and a certificate of deposit which features a waiver of early withdrawal penalties in the event the funds are needed for health care expenses. IFN will provide internet banking services early in fiscal 2001 for those who desire it, and currently offers a telephone banking system which allows customers to access their account information and obtain information about bank services by telephone 24-hours a day. During banking hours, however, employees answer customer telephone calls to maintain personal contact rather than relying upon computerized answering services. The banks also offer combination debit/ATM cards, allowing customers worldwide direct debit and bank ATM network access.

GEOGRAPHIC MARKET EXPANSION. IFN is acting to diversify and expand its asset base by moving outside of its traditional market areas without losing the personal service and community focus which differentiate it from its competitors. For example, IFN has opened mortgage loan offices in Bend, and Portland, Oregon in addition to the main office in Coos Bay, Oregon.

Prior to the organization of Lincoln Security, IFN had considered expanding its market geographically through acquisitions or the opening of branch offices of Security Bank in coastal communities north of its existing market area. IFN believed, and continues to believe, however, that retaining a community bank identity is crucial to IFN's success, and that branching beyond the existing market would pose some risk to Security Bank's image as a local bank. IFN believes that organizing new community banks in cooperation with local business people provides opportunities for expansion while retaining the benefits of being identified as a local community bank.

LEVERAGE OF "BACK-ROOM" COSTS ACROSS ALL SUBSIDIARIES. Given the structure of the Company with separate bank subsidiaries, IFN will leverage the costs of the "back-room" functions across all of its subsidiaries. "Back-Room" functions include accounting, investment management, human resources, and loan processing. The costs of these functions are relatively fixed at the Holding Company, and are not expected to increase exponentially as the subsidiary banks grow in size. The goal is for each of the subsidiary banks to focus on growing their businesses, while removing the burden of managing these "back-room" functions from their day-to-day operations.

Economic Conditions and Demographics
------------------------------------
IFN and its subsidiary banks primarily receive deposits and make loans in Coos, Curry, Lincoln, Douglas, Lane, Linn and Benton Counties of Oregon. As community banks, they have certain competitive advantages in their local focus, but are also more closely tied to their respective local economies than competitors who serve a number of geographic markets.

COMPETITION
The geographic areas of Oregon served by IFN and its subsidiaries are highly competitive with respect to both deposits and loans. IFN competes principally with commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions. The major commercial bank competitors are statewide institutions which are among the largest commercial and savings banks. Each of these competitors are owned by multi-state, multi-billion dollar holding companies. These banks have the advantages of offering their customers services and state-wide banking facilities that IFN does not offer.

IFN's primary competition for deposits comes from commercial banks, credit unions, and money market funds, some of which may offer higher rates than IFN can offer. Secondary competition for funds comes from issuers of corporate and government securities, insurance companies, mutual funds, and other financial intermediaries. Other than with respect to large certificates of deposit, IFN competes for deposits by offering a variety of deposit accounts at rates generally competitive with similar financial institutions in the area.

IFN's competition for loans comes principally from commercial banks, mortgage companies, finance companies, insurance companies, and other institutional lenders. Many of its competitors have substantially higher lending limits than those of IFN's subsidiaries, individually or in the aggregate. IFN competes for loan origination through the level of interest rates and loan fees charged, the variety of commercial and mortgage loan products, and the efficiency and quality of services provided to borrowers. Lending activity can also be affected by the availability of lendable funds, local and national economic conditions, current interest rate levels, and loan demand. As discussed previously, IFN and its subsidiaries compete with their larger commercial bank competitors by emphasizing their community bank orientation and efficient personal service to local customers, particularly local lending.

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

As of July 1, 1989, Oregon permits out-of-state banking institutions to acquire banks or holding companies that have been in existence for a period of no fewer than three years. Generally, such acquisitions are subject to the approval of the Federal Reserve Board and the Oregon Director. As a result of 1993 Oregon legislation and 1995 federal law changes, Oregon banks may merge with out-of-state national or state banks, and out-of-state national and state banks may acquire Oregon branches or may merge with or acquire branches of Oregon or federal savings associations. Initial acquisitions must involve institutions which have been engaged in banking in Oregon for at least three years, but once such an acquisition is made, the resulting bank may add additional branches.

The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighbor-hoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

DIVIDENDS
The principal source of the Holding Company's cash inflows are dividends received from Security Bank and Pacific State Bank, the two largest subsidiary banks. Lincoln Security Bank, Family Security Bank, McKenzie State Bank and Oregon State Bank do not currently pay dividends and are not expected to in the near future, as earnings will be retained to fund future growth. Under the Oregon Bank Act, the Banks are subject to restrictions on their payment of cash dividends to the Company. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Under Federal Reserve Bank regulations, the Banks are not permitted to pay dividends in any consecutive three-year period in excess of net income for the same three-year period. In addition, the amount of the dividend may not be greater than its net undivided profits then on hand, after first deducting (i) all losses; (ii) all bad debts, unless the debts are well-secured, (a) on which interest for a period of one year is past due and unpaid, and (b) upon which final judgment has been obtained, but for more than one year the judgment has been unsatisfied and interest has not been paid; (iii) all assets or depreciation charged off as required by the Oregon Director; and (iv) all accrued expenses, interest and taxes of the bank.

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

EMPLOYEES
As of December 31, 2000, IFN and its subsidiaries had a total of 228 full-time equivalent employees. None of the employees of IFN or its subsidiaries are subject to a collective bargaining agreement. IFN and its subsidiaries consider their relationships with their employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

SECURITY BANK MALL FACILITY. Security Bank's Mall Facility is located at 170 S. Second Street, Coos Bay, Oregon. The building and land are owned by the bank. IFN's consumer lending center and branch services occupy the first floor. IFN's administrative offices occupy the second floor.

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

COOS BAY PROPERTY. The Coos Bay Branch of Security Bank is located at 700 S. Broadway, Coos Bay, Oregon. The building and land are owned by the bank.

ROSEBURG PROPERTY. The Roseburg Branch of Security Bank is located at 567 SE Jackson, Roseburg, Oregon. The building and land are leased from an unaffiliated third party through July 2001, with an option to renew.

WINSTON PROPERTY. The Winston Branch of Security Bank is located at 4900 Grange, Roseburg, Oregon. The building and land are owned by the bank.

MORTGAGE LENDING OFFICES. Security Bank has mortgage lending offices located at 2669 Twin Knolls Drive #201, Bend, Oregon and at 10365 SE Sunnyside Road-Suite 340, Clackamas, Oregon. The Bend office is leased under a lease agreement which expires July 31, 2001. The Clackamas office is leased under a lease agreement, which expires November 30, 2005.

LINCOLN SECURITY BANK. Lincoln Security's principal office is located at 1250 North Coast Highway in Newport, Oregon, in a facility owned by the bank and situated on land which is leased from an unaffiliated third party through January 2011. The lease may be renewed by Lincoln Security for two additional 10-year periods. An additional branch is located at 355 NW Alder in Waldport, Oregon. The building and land are owned by the bank.

PACIFIC STATE BANK. Pacific State's principal office is located at 1975 Winchester Avenue in Reedsport, Oregon. The building and land are owned by the bank. Pacific State also operates a branch in Lakeside, Oregon, which it leases from an unaffiliated third party. The Lakeside lease agreement expires July 31, 2003, with an option to renew.

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

ALLIANCE TECHNOLOGY INC. Alliance Technology Inc.'s principal office is located at 7505 NE Ambassador Place-Suite Q, Portland, Oregon. The building and land are leased from an unaffiliated third party. The lease expires September 30, 2005.


ITEM 3.    LEGAL PROCEEDINGS

IFN's subsidiary banks are from time to time a party to various legal actions arising in the normal course of business. Management believes that there is no threatened or pending proceedings against IFN or the banks, which, if determined adversely, would have a material effect on the business or financial position of IFN or the banks.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is traded on the NASDAQ National Market System under the symbol "INFN." The following lists the high, low and closing prices at the end of each period presented. These amounts have been restated for the 5% stock dividends issued August 1999 and February and August 2000 and the 5% stock dividend declared January 2001.

Fiscal 1998:         High       Low       Close          Cash dividend per share
------------         ----       ---       -----          -----------------------
   First Quarter....$10.49     $9.05      $9.77                   $0.16
   Second Quarter...$10.08     $7.92      $8.23                   $0.00
   Third Quarter.....$8.95     $7.87      $8.02                   $0.16
   Fourth Quarter....$7.82     $6.09      $7.20                   $0.00

Fiscal 1999:
------------
   First Quarter.....$8.13     $7.09      $7.61                   $0.16
   Second Quarter....$7.82     $6.79      $6.79                   $0.00
   Third Quarter.....$7.77     $6.10      $6.10                   $0.00
   Fourth Quarter....$6.38     $4.70      $5.18                   $0.00

Fiscal 2000:
------------
   First Quarter.....$5.44     $4.20      $4.76                   $0.00
   Second Quarter....$4.93     $3.86      $3.86                   $0.00
   Third Quarter.....$4.76     $3.69      $4.10                   $0.00
   Fourth Quarter....$4.76     $3.70      $4.12                   $0.00

As of March 20, 2001, the Common Stock was held of record by approximately 846 shareholders, a number which does not include beneficial owners who hold shares in "street name."

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with Independent Financial Network, Inc.'s consolidated financial statements and the accompanying notes presented in this report. Share and per share data has been restated for the 5% stock dividends issued August 1999 and February and August 2000 and the 5% stock dividend declared January 2001.

(Dollars in thousands, except per share data)

                                                          Year Ended

                                           2000        1999       1998       1997       1996
                                           ----        ----       ----       ----       ----
Interest income.......................  $26,994     $20,905    $19,995    $20,091    $17,752
Interest expense......................   11,618       8,089      8,435      8,337      7,037
                                         ------       -----      -----      -----      -----
    Net interest income before
    provision.........................   15,376      12,816     11,560     11,754     10,715

Provision for loan losses.............      293         470      1,107        263        232
                                            ---         ---      -----        ---        ---
    Net interest income...............   15,083      12,346     10,453     11,491     10,483

Non-interest income...................    4,762       5,201      4,968      3,869      3,476
Other non-interest expense............   16,667      14,724     16,980     11,378      9,574
                                         ------      ------     ------     ------      -----
Income (loss) before income taxes and
    minority interest.................    3,178       2,823     (1,559)     3,982      4,385
Provision for income taxes............      816         869         25      1,247      1,353
                                            ---         ---         --      -----      -----
Income (loss) before minority interest    2,362       1,954     (1,584)     2,735      3,032
Net (income) loss attributable to
    minority interest.................     (126)         60         35         30         37
                                           ----          --         --         --         --
Net income (loss).....................   $2,236      $2,014    $(1,549)    $2,765     $3,069
                                         ======      ======    =======     ======     ======

Per share data:
    Basic income (loss) per share.....     $.41        $.37      $(.28)      $.56       $.69
                                           ====        ====      =====       ====       ====
    Diluted income (loss) per share...     $.41        $.37      $(.28)      $.55       $.68
                                           ====        ====      =====       ====       ====
    Cash dividends per share..........     $ --        $.16       $.32       $.18       $.16
    Year end book value...............    $6.03       $5.30      $5.37      $5.75      $5.16
    Average common equivalent shares
    Outstanding (basic).............  5,418,487   5,418,439  5,407,834  4,946,394  4,906,195

Total assets.......................... $373,502    $316,601   $273,639   $270,232   $244,215
Total deposits........................ $312,273    $263,969   $226,795   $213,841   $193,964
Total long-term borrowings............ $     --    $     --   $     --    $16,000    $17,208
Net loans............................. $218,506    $184,102   $142,209   $136,035   $117,719
Shareholders' equity..................  $32,685     $28,718    $29,032    $28,423    $25,323

SELECTED FINANCIAL DATA CONTINUED

                                                              Year Ended
                                           2000        1999       1998       1997       1996
                                           ----        ----       ----       ----       ----
Financial ratios:
  Return on average assets............     .64%        .69%      -.57%      1.06%       1.35%
  Return on average equity............    7.48%       7.00%     -5.39%     10.40%      13.93%
  Average equity to assets............    8.54%       9.81%     10.56%     10.20%       9.73%
  Cash Dividend yield.................      --%       2.28%      3.27%      2.59%       2.73%
  Efficiency ratio....................   82.77%      81.72%    102.70%     72.80%      67.50%
  Net loans to assets.................   58.50%      58.15%     51.97%     50.34%      48.20%
  Yield on earning assets.............    8.46%       7.87%      8.04%      8.28%       8.37%
  Average rates paid..................    3.70%       3.13%      3.53%      3.61%       3.48%
  Net interest spread.................    4.76%       4.74%      4.51%      4.67%       4.89%
  Net interest margin.................    4.82%       4.82%      4.65%      4.84%       5.05%
  Nonperforming assets to total assets      17%        .22%       .26%       .28%        .21%
  Allowance for loan loss to total
  loans...............................    1.22%       1.39%      1.50%      1.00%       1.07%
  Allowance for loan loss to
  nonperforming assets................  421.85%     372.54%    319.05%    189.02%     258.91%


QUARTERLY FINANCIAL INFORMATION
(Dollars in thousands, except per share data)

                                                          Quarter Ended
                                                          -------------
                                      March 31,    June 30,      September 30,   December 31,
                                      ---------    --------      -------------   ------------
2000
====

Interest income.....................     $5,925      $6,478             $7,119         $7,472
Interest expense....................      2,453       2,758              3,094          3,313
                                          -----       -----              -----          -----
Net interest income before provision      3,472       3,720              4,025          4,159

Provision for loan losses...........        146         118                 92           (63)
Non-interest income.................      1,024       1,321              1,167          1,250
Other non-interest expense..........      3,979       4,154              4,118          4,416
                                          -----       -----              -----          -----

Income before income tax............        371         769                982          1,056
Provision for income tax............        116         210                210            280
                                            ---         ---                ---            ---
Net income before minority
interest............................        255         559                772            776
Net loss (income) attributable to
  minority interest.................          5        (33)               (60)           (38)
                                              -        ---                ---            ---
Net income..........................       $260        $526               $712           $738
                                           ====        ====               ====           ====

Income per common share (year to date):
    Basic...........................       $.05        $.15               $.28           $.41
    Diluted.........................       $.05        $.15               $.28           $.41

                                                          Quarter Ended
                                                          -------------

                                      March 31,    June 30,      September 30,   December 31,
                                      ---------    --------      -------------   ------------
1999
====

Interest income.....................     $4,744      $5,013             $5,414         $5,734
Interest expense....................      1,856       1,891              2,086          2,256
                                          -----       -----              -----          -----
Net interest income before provision      2,888       3,122              3,328          3,478

Provision for loan losses...........        104         117                164             85
Non-interest income.................      1,400       1,306              1,290          1,205
Other non-interest expense..........      3,282       3,544              3,810          4,088
                                          -----       -----              -----          -----

Income before income tax............        902         767                644            510
Provision for income tax............        302         286                222             59
                                            ---         ---                ---             --
Net income before minority
interest............................        600         481                422            451
Net loss (income) attributable to
minority interest...................          5          84                (3)           (26)
                                              -          --                --            ---
Net income .........................       $605        $565               $419           $425
                                           ====        ====               ====           ====

Income per common share (year to date):
    Basic...........................       $.12        $.22               $.29           $.37
    Diluted.........................       $.12        $.22               $.29           $.37

                                                          Quarter Ended
                                                          -------------
                                      March 31,    June 30,      September 30,   December 31,
                                      ---------    --------      -------------   ------------
1998
====

Interest income.....................     $4,917      $4,987             $5,075         $5,017
Interest expense....................      2,011       2,044              2,090          2,290
                                          -----       -----              -----          -----
Net interest income before provision      2,906       2,943              2,985          2,726

Provision for loan losses...........         61          63                 68            915
Non-interest income.................      1,133       1,196              1,271          1,368
Other non-interest expense..........      3,184       3,050              2,960          7,786
                                          -----       -----              -----          -----

Income (loss) before income tax.....        794       1,026              1,228         (4,607)
Provision for income tax............        284         365                373           (997)
                                            ---         ---                ---           ----
Net income (loss) before minority
interest............................        510         661                855         (3,610)
Net (income) loss attributable to
  minority interest.................        (9)        (12)               (20)             76
                                            --         ---                ---              --
Net income (loss)...................       $501        $649               $835        $(3,534)
                                           ====        ====               ====        =======

Income (loss) per common share (year to date):
    Basic...........................       $.10        $.23               $.40         $(.28)
    Diluted.........................       $.10        $.23               $.40         $(.28)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's consolidated financial condition and results of operations should be read in conjunction with the selected consolidated financial and other data, the consolidated financial statements, and the related notes to the consolidated financial statements. In addition to historical information, this report contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. The forward-looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of the statement. The Company undertakes no obligation to publicly revise or update this report. Readers should carefully review the risk factors described in this and other documents of the Company filed from time to time with the Securities and Exchange Commission.

The consolidated entity includes Independent Financial Network, Inc. (the Company, or INFN), a bank holding company, its wholly owned subsidiaries, Security Bank, Pacific State Bank, Family Security Bank and Alliance Technology, Inc. and its majority owned subsidiaries, Lincoln Security Bank, McKenzie State Bank and Oregon State Bank. Collectively within this document, the consolidated entity is referred to as the Company.


SUMMARY INCOME STATEMENTS

(Dollars in thousands)                                 2000      1999      1998
----------------------                                 ----      ----      ----

Interest income.........................            $26,994   $20,905   $19,995
Interest expense........................             11,618     8,089     8,435
                                                     ------     -----     -----
    Net interest income before provision             15,376    12,816    11,560

Provision for loan losses...............                293       470     1,107
                                                        ---       ---     -----
    Net interest income.................             15,083    12,346    10,453

Non-interest income.....................              4,762     5,201     4,968
Merger related expense..................                  -         -        10
ESOP compensation expense...............                  -         -     3,499
Other non-interest expense..............             16,667    14,724    13,471
                                                     ------    ------    ------
    Income (loss) before taxes and minority interest  3,178     2,823    (1,559)

Income taxes............................                816       869        25
                                                        ---       ---        --
    Income (loss) before minority interest            2,362     1,954    (1,584)

(Income) loss attributable to minority interest.       (126)       60        35
                                                       ----        --        --
    Net income (loss)...................             $2,236    $2,014   $(1,549)
                                                     ======    ======   =======

Return on average assets................              0.64%     0.69%    -0.57%
Return on average equity................              7.48%     7.00%    -5.39%
Cash Dividend yield.....................                --%     2.28%     3.27%

YEAR ENDED DECEMBER 31, 2000 OVER 1999

GENERAL.
The growth strategy of the Company through new de novo subsidiary banks has begun to increase overall consolidated earnings. The Company reported net income of $2,236,000 in 2000, as compared to $2,014,000 in 1999, an increase of 11%. The Company currently has two subsidiary banks, Security Bank and Pacific State Bank, that are contributing significant earnings. Two other banks, Lincoln Security Bank and Family Security Bank, are contributing earnings, but not yet at their long-term sustainable goals. McKenzie State Bank has reached profitability on a monthly basis, and Oregon State Bank has generated profits during some months of this year.

In addition, the Holding Company has incurred increased costs associated with the back-room functions during this rapid growth stage. However, the strategy of the Company is to control the amount of back-room costs and leverage those costs across the subsidiary banks, and increase the efficiencies as the banks grow in size.

As indicated later, total loans and deposits increased 19% and 18%, respectively, at December 31, 2000 as compared to December 31,1999. This growth on the balance sheet has been greater than expected, and is a direct result of the growth strategy of the Company through de novo start-ups. However, growth on the balance sheet typically comes before growth in earnings. Growth in earnings is expected to increase in a similar fashion over the coming few years.

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

Net interest income before the provision for loan losses increased $2,560,000 or 19.98% in 2000 as compared to 1999. Of the net increase of $2,560,000, an increase in volume accounted for an increase in net interest income of $2,253,000, an increase in spread accounted for an increase in net interest income of $273,000, and an increase in days accounted for an increase of $34,000. Average interest earning assets increased $53.4 million, while average interest bearing liabilities increased $56.2 million. The increase in average interest earning assets and interest bearing liabilities resulted from an increase in deposits and an increase in borrowings from the Federal Home Loan Bank, resulting from the growth strategy of the Company.

The average net interest spread increased from 4.74% to 4.76%, mainly due to yields on interest earning assets increasing more than the yields on costing liabilities. The increases in 2000 results from the overall increase in market interest rates. Average earning asset yields have increased 59 basis points, from 7.87% in 1999 to 8.46% in 2000. Average costing liability rates paid have increased 57 basis points, from 3.13% in 1999 to 3.70% in 2000. The Company's net interest margin for 2000 was 4.82%, remaining constant with 1999. The Company expects the net interest margin to increase in the coming years due to increases in the loan to deposit ratio as the growth strategy of the Company continues.

PROVISION FOR LOAN LOSSES. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current economic forecasts, statistical analysis of the loan portfolio, as well as detailed review of individual loans and current loan performance. The provision for loan losses was $293,000 and $470,000 for 2000 and 1999, respectively. Net charge-offs were $196,000 and $119,000 for 2000 and 1999, respectively. The allowance for loan losses was $2,742,000 at December 31, 2000, as compared to $2,645,000 at December 31, 1999. The Company's ratio of allowance for loan losses to total loans was 1.22% at December 31, 2000, compared to 1.39% at December 31, 1999. The loan loss allowance ratio for the Company's peer group ranges from 1.20% to 1.50%.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $650,000 and $710,000 at December
31, 2000 and 1999, respectively.   Management believes the loans are adequately
secured and that no significant losses will be incurred.

Management has in place a comprehensive loan approval process and an asset
quality monitoring system.   Management continues its efforts to collect
accounts previously charged off and to originate loans of high quality. Management believes the allowance for loan losses at December 31, 2000 is adequate to absorb credit losses on specifically identified loans as well as estimated probable credit losses inherent in the remainder of the portfolio. Further additions to the allowance for loan losses could become necessary, depending upon the performance of the Banks' loan portfolios or changes in economic conditions, as well as growth within the loan portfolio and results of examinations by regulators.

NON INTEREST INCOME. Non interest income decreased $439,000, or 8.4%, in 2000 to $4,762,000 as compared to $5,201,000 in 1999. Sold real estate loan fees decreased $339,000 or 16%, in 2000 as compared to 1999, resulting from the increase in mortgage rates. Gain on the sale of investment securities decreased $182,000 from 1999 resulting from little sales activity in 2000. Other income also decreased $123,000 or 9.8% from 1999, resulting generally from a non recurring gain on sale of the Company's credit card portfolio in 1999 of $85,000. Decreases were offset by increases in service charges on deposit accounts, which increased $168,000 as overall deposit levels have increased. Loan servicing fees also increased $37,000, based on the growth in loans serviced.

OTHER NON INTEREST EXPENSE. Other non interest expense increased 13.2% to $16,667,000 in 2000 as compared to $14,724,000 in 1999. Salaries and employee benefits, the largest non-interest expense, increased $1,043,000, or 12.5%. The increase is due primarily to the startup of the new subsidiaries, Alliance Technology, Inc., Oregon State Bank and The Roseburg Community Banking Company division of Security Bank. Additional salary increases were due to expansion activities of Security, Pacific State and Lincoln Security Bank. Increases were experienced in most other areas due to growth of operations. Increases were offset by a decrease in other costs, due to non recurring costs of $282,000 for Salem exit costs incurred in 1999.

PROVISION FOR INCOME TAXES. The actual effective tax rate for 2000 and 1999 is lower than the expected federal statutory rate of 34% primarily due to the Company's investment in tax exempt municipal bonds. The effective rate for 2000 of 25.7% is less than the effective rate for 1999 of 30.8% primarily due to adjustments to measure deferred tax assets at Oregon State Bank and McKenzie State Bank at 38%.


YEARS ENDED DECEMBER 31, 1999 OVER 1998

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

The net loss in 1998 resulted primarily from de-leveraging the Company's ESOP, increasing the loan loss allowance and a change in accounting practice requiring the write-off of organizational costs in the period incurred. Excluding these adjustments, net income for 1998 would have been approximately $2,322,000.

Net income excluding the loss from OSB and the costs associated with WVB would have been approximately $2,473,000, or $0.48 per share in 1999, compared to $2,322,000 or $0.47 per share in 1998. This represents an increase of $151,000 or 7%.

The growth strategy of the Company through new de novo subsidiary banks has resulted in decreased consolidated earnings during the start-up stages of these operations. The Company currently has two subsidiary banks, Security Bank and Pacific State Bank, that are contributing significant sustainable earnings. Two other banks, Lincoln Security Bank and Family Security Bank, are contributing earnings, but not yet at their long-term sustainable goals. McKenzie State Bank has reached profitability on a monthly basis, and Oregon State Bank is expected to generate monthly profits in the second half of fiscal 2000. In 1999 the Company opened a new branch of Security Bank in Roseburg, Oregon, and plans to open another one in Winston, Oregon in the first half of fiscal 2000. These two branches are operating under the assumed business name of Roseburg Community Banking Company.

In addition, the Holding Company has incurred increased costs associated with the back-room functions during this rapid growth stage. However, the strategy of the Company is to control the amount of back-room costs and leverage those costs across the seven subsidiary banks, and increasing the efficiencies as the banks grow in size.

As indicated later, total loans and deposits increased 29% and 16%, respectively, at December 31, 1999 as compared to December 31,1998. This growth on the balance sheet has been greater than expectations, and is a direct result of the growth strategy of the Company through de novo start-ups. However, growth on the balance sheet typically comes before growth in earnings. Growth in earnings is expected to increase in a similar fashion over the coming few years.

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

PROVISION FOR LOAN LOSSES. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current economic forecasts, statistical analysis of the loan portfolio, as well as detailed review of individual loans and current loan performance. The provision for loan losses was $470,000 and $1,107,000 for 1999 and 1998, respectively. Net charge-offs were $119,000 and $242,000 for 1999 and 1998, respectively. The allowance for loan losses was $2,645,000 at December 31, 1999, as compared to $2,294,000 at December 31, 1998. The Company's ratio of allowance for loan losses to total loans was 1.39% at December 31, 1999, compared to 1.50% at December 31, 1998. The Company increased the allowance for loan losses in the fourth quarter of 1998 to 1.50% to address regulatory recommendations. The loan loss allowance ratio for the Company's peer group ranges from 1.20% to 1.50%. Regulatory recommendations did not address specific loans within the Bank's portfolios, but rather recommended the allowance be increased to more closely match the Company's peer group. Prior to 1998, the Company maintained its allowance for loan losses at approximately 1.00%

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $710,000 and $719,000 at December
31, 1999 and 1998, respectively.   Management believes the loans are adequately
secured and that no significant losses will be incurred.

Management has in place a comprehensive loan approval process and an asset
quality monitoring system.   Management continues its efforts to collect
accounts previously charged off and to originate loans of high quality. Management believes the allowance for loan losses at December 31, 1999 is adequate to absorb credit losses on specifically identified loans as well as estimated probable credit losses inherent in the remainder of the portfolio. Further additions to the allowance for loan losses could become necessary, depending upon the performance of the Banks' loan portfolios or changes in economic conditions, as well as growth within the loan portfolio and results of examinations by regulators.

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

OTHER NON INTEREST EXPENSE. Other non interest expense decreased 13.3% to $14,724,000 in 1999 as compared to $16,980,000 in 1998. Salaries and employee benefits, the largest non-interest expense, increased $992,000, or 13.5%. Approximately $550,000 of this increase is related to the new subsidiaries McKenzie State Bank and Oregon State Bank. The remaining increase results from the continuing expansion activities of three of the other four subsidiary banks. Pacific State Bank salary expense decreased $50,000 in 1999 over 1998, resulting from the transfer of certain back-room functions to the Holding Company. In addition, salary expense of the Holding Company decreased $128,000 in 1999 over 1998, partially due to the decline in mortgage company operations based on the increase in market interest rates.

Also included in other expense in 1999 is $282,000 of pre-opening and severance costs associated with the Company's cancelled expansion plans into the Salem, Oregon market.

ESOP compensation expense decreased $3,499,000 in 1999 as the ESOP debt was repaid in full in 1998 releasing all shares for allocation; refer to note 10 of the consolidated financial statements.

Merger expense also decreased $10,000 in 1999 as there were no mergers in 1999.

PROVISION FOR INCOME TAXES. The provision for income taxes has increased significantly from 1998, resulting from the overall net loss in 1998. The company's effective tax rate for 1999 of 30.8% is less than the expected rate of 34%, resulting primarily due to the large level of municipal bond investments.


LOAN LOSSES AND RECOVERIES
The provision for loan losses charged to operating expense is based on the Company's loan loss experience and such factors which, in management's judgment, deserve recognition in estimating possible loan losses. Management monitors the loan portfolio to ensure that the allowance for loan losses is adequate to cover outstanding loans on non-accrual status and any current loans deemed to be in serious doubt of repayment according to each loan's repayment plan. The following table summarizes the Companys allowance for loan losses, and charge-off and recovery activity:

                                                        Year Ended December 31,
                                                        -----------------------
                                                      2000       1999      1998
                                                      ----       ----      ----
(Dollars in thousands)

Loans and leases outstanding at end of period.....$224,147   $190,680  $151,152
                                                  ========   ========  ========

Average loans and leases outstanding during the
period............................................$209,395   $168,231  $141,950
                                                  ========   ========  ========

Allowance balance, beginning of period............$  2,645   $  2,294  $  1,429

Recoveries:
   Commercial.....................................      --         12        10
   Real estate....................................      --         --        --
   Installment....................................      19         55        15
   Credit card....................................       9         10        13
                                                         -         --        --
     Total recoveries.............................      28         77        38

Loans Charged off:
   Commercial.....................................     (79)        (4)      (13)
   Real estate....................................      --         (3)       --
   Installment....................................    (143)      (147)     (199)
   Credit card....................................      (2)       (42)      (68)
                                                        --        ---       ---
     Total charged off............................    (224)      (196)     (280)


Net loans charged off.............................    (196)      (119)     (242)

Provision charged to operations...................     293        470     1,107
                                                       ---        ---     -----

Allowance balance, end of period..................$  2,742   $  2,645  $  2,294
                                                  ========   ========  ========

Ratio of net loans charged off to average loans
and leases outstanding............................    0.09%      0.07%     0.17%
                                                      ====       ====      ====

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

The following table presents information with respect to non-performing assets:

                                                    December 31,
                                                    ------------
                                                 2000             1999
                                                 ----             ----
(Dollars in thousands)

Loans on non-accrual status.............         $536             $468
Loans past due greater than 90 days,
not on non-accrual......................          114              156
Other real estate owned, net............           --               86
                                                   --               --
Total non-performing assets.............         $650             $710
                                                 ====             ====

Percentage of non-performing assets to
total assets............................          .17%             .22%

Interest income which would have been realized on non-accrual or past-due loans if they had remained current was insignificant.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
The Company does not normally allocate the allowance for loan losses to specific loan categories, with the exception of credit cards. An allocation by credit quality is made below for presentation purposes. This allocation process does not necessarily measure anticipated future credit losses; rather, it seeks to measure the Company's assessment at a point in time of perceived credit loss exposure and the impact of current economic conditions.

                                     December 31,
                                     ------------
                             Percentage of        Percentage of
                        2000  Total Loans   1999   Total Loans
                        ----  -----------   ----   -----------
(Dollars in thousands)

Unclassified loans... $1,636     0.73%  $  1,764        0.94%
Letters of credit....     13     0.01%         1        0.00%
Credit cards.........     40     0.02%        53        0.03%
Watchlist............    272     0.12%       330        0.17%
Substandard..........    591     0.26%       481        0.25%
Doubtful.............    190     0.08%        16        0.00%
                         ---     ----         --        ----
     Total........... $2,742     1.22%   $ 2,645        1.39%
                      ======     ====    =======        ====

An assessment was made of the Bank's loan customers' ability to address the Year 2000 issues. Based upon this assessment, a special Year 2000 related reserve of $37,000 was established in 1999.

ANALYSIS OF NET INTEREST INCOME
The following table presents average balances of interest-earning assets and interest-bearing liabilities, along with yields earned/paid, net interest spread and net interest margin for the period indicated (amounts in thousands, except percentages):

Analysis for the years ended December 31,      2000          1999         1998
-----------------------------------------      ----          ----         ----
(Dollars in thousands)
Average interest-earning assets..........  $319,058      $265,685     $248,550
Average interest-bearing liabilities.....  $314,371      $258,217     $238,770

Average yields earned....................      8.46%         7.87%        8.04%
Average rates paid.......................      3.70%         3.13%        3.53%
                                               ----          ----         ----
Net interest spread......................      4.76%         4.74%        4.51%

Net interest margin......................      4.82%         4.82%        4.65%

Average yields earned and paid have increased in 2000 compared to 1999 and 1998, resulting from the overall increase in market rates and from increased competitive pressures. However, the net interest margin remained constant in 2000 resulting from the decrease in the loan to deposit ratio.

ANALYSIS OF CHANGE IN INTEREST DIFFERENTIAL
The following tables set forth the dollar amount of the change in the Company's consolidated interest income and interest expense and attributes such dollar amounts to changes in volume and rates. Rate/volume variances which were immaterial have been allocated equally between rate and volume changes.

                                          Year Ended December 31, 2000 over 1999
                                          --------------------------------------
                                              Total         Amount of Change
                                            Increase         Attributed to
                                                             -------------
(Dollars in thousands)                     (Decrease)     Volume    Rate   Days
                                           ----------     ------    ----   ----

Interest income:
   Loans, net and mortgage loans
   held for sale..........................   $ 4,642    $  3,897  $  703  $  42
   Investment securities-taxable..........     1,345         987     347     11
   Investment securities-exempt from
      federal income taxes (1)............        18           5      11      2
   Dividend income on Federal Home Loan
   Bank stock.............................        (4)         14     (18)    --
   Dividend income on Federal Reserve
   Bank stock.............................        --          --      --
   Federal funds sold.....................      (108)       (295)    186      1
   Net investment in direct financing leases     196          75     120      1
                                                 ---          --     ---      -
           Total interest income (1)......   $ 6,089    $  4,683  $1,349  $  57
                                             -------    --------  ------  -----

Interest expense:
   Interest on deposits:
       NOW accounts.......................   $   156    $     71  $   83  $   2
       Money market accounts..............       612         360     247      5
       Savings accounts...................        38          (7)     43      2
       Time deposits......................     2,058       1,406     639     13
Securities sold under agreement to repurchase    110          63      46      1
Short term borrowings.....................         6          (1)      7     --
Other borrowings..........................        80          71       9     --
Federal Home Loan Bank borrowings.........       469         467       2     --
                                                 ---         ---       -
         Total interest expense...........   $ 3,529    $  2,430  $1,076  $  23
                                             -------    --------  ------  -----

Net interest income (1)...................   $ 2,560    $  2,253  $  273  $  34
                                             =======    ========  ======  =====

(1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.

                                          Year Ended December 31, 1999 over 1998
                                          --------------------------------------
                                              Total         Amount of Change
                                            Increase         Attributed to
                                                             -------------
(Dollars in thousands)                     (Decrease)     Volume        Rate
                                           ----------     ------        ----

Interest income:
    Loans, net and mortgage loans held
    for sale..........                       $ 1,845    $  2,442   $    (597)
    Investment securities-taxable.........      (121)        195        (316)
    Investment securities-exempt from
       federal income taxes (1)...........       (99)        (53)        (46)
    Dividend income on Federal Home Loan
    Bank stock............................        --          --          --
    Dividend income on Federal Reserve
    Bank stock............................        30          30          --
    Time deposits-domestic financial
    institutions..........................        --          --          --
    Federal funds sold....................      (702)       (600)       (102)
    Net investment in direct financing leases    (43)        (24)        (19)
                                                 ---         ---         ---
            Total interest income (1).....  $    910    $  1,990   $  (1,080)
                                            --------    --------   ---------

Interest expense:
    Interest on deposits:
        NOW accounts......................  $     41    $     28   $      13
        Money market accounts.............       413         367          46
        Savings accounts..................        26          40         (14)
        Time deposits.....................        98         391        (293)
Securities sold under agreement to repurchase     85         113         (28)
Short term borrowings.....................        (4)         (6)          2
Other borrowings..........................        49          49          --
Federal Home Loan Bank borrowings.........    (1,054)       (735)       (319)
                                              ------        ----        ----
            Total interest expense........  $   (346)   $    247   $    (593)
                                            --------    --------   ---------

Net interest income (1)...................  $  1,256    $  1,743   $    (487)
                                            ========    ========   =========

       (1) Interest income from investment securities exempt from federal income tax is not reported on a tax equivalent basis.


SUMMARY BALANCE SHEETS
                                               December 31,
                                               ------------
                                               2000      1999   $Change  %Change
                                               ----      ----  --------  -------
(Dollars in thousands)

Loans and leases, net.....................$ 221,405 $ 188,035   $33,370    17.7%
Investments...............................  111,539    90,841    20,698    22.8%
Other assets..............................   40,558    37,725     2,833     7.5%
                                             ------    ------     -----     ---
    Total asset...........................$ 373,502 $ 316,601   $56,901    18.0%
                                          ========= =========   =======    ====

Deposits..................................$ 312,273 $ 263,969   $48,304    18.3%
Borrowings................................   22,758    18,718     4,040    21.6%
Other labilities..........................    3,207     1,890     1,317    69.7%
                                              -----     -----     -----    ----
    Total liabilities.....................  338,238   284,577    53,661    18.9%

Minority interest.........................    2,579     3,306      (727) (22.0)%
Shareholders' equity......................   32,685    28,718     3,967    13.8%
                                             ------    ------     -----    ----
    Total liabilities, minority interest
    and equity............................$ 373,502  $316,601   $56,901    18.0%
                                          =========  ========   =======    ====

Equity to asset ratio.....................    8.75%     9.07%
Loan to deposit ratio.....................   71.78%    72.24%

As shown in the table above, net loans (including mortgage loans held for sale and leases) increased $33.4 million, or 17.7%, and total deposits increased $48.3 million, or 18.3%, resulting from the Company's growth initiatives. Five of the Company's six subsidiary banks increased loans and deposits significantly, while the sixth, Pacific State Bank in Reedsport, Oregon held constant with prior year amounts.

The increase in deposits and borrowed funds was utilized to fund all loan growth, as well as capital expenditures associated with new bank premises, and increases in investments which increased $20.7 million, or 22.8%.

The Holding Company borrowed $2 million to complete the capitalization of Alliance Technology, Inc. and to purchase additional shares of McKenzie State Bank stock. In addition, Security Bank utilized the Federal Home Loan Bank with a 1 year advance for $10 million for leverage purposes.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle, and the use of the Federal Funds markets. The Company maintains four unsecured lines of credit totaling $33 million for the purchase of funds on an overnight basis. As discussed previously, the Company is also a member of the Federal Home Loan Bank of Seattle, which provides a secured line of credit in the amount of $54.1 million, and other funding opportunities for liquidity and asset/liability matching. Over the last four years, these lines have been used periodically. As of December 31, 2000, no funds were borrowed under the Company's unsecured lines of credit and $10.0 million in borrowings from the Federal Home Loan Bank was outstanding. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investible cash is invested on a short-term basis into Federal Funds Sold. The Company's primary source of funds are consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long term liquidity. In addition, the Holding Company has a $2.5 million secured line of credit, of which $2 million was outstanding at December 31, 2000.

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

At December 31, 2000, the Company had a Risk-based Capital Ratio of 13.5% and Tier I Capital Ratio of 9.2%. This was compared to 15.6% and 10.3% for total Risk-Based Capital and Tier I Capital, respectively, at December 31, 1999. The Company currently exceeds the regulatory capital minimum requirements. If the Company were fully leveraged (i.e. if the Company were at the minimum Risk-Based Capital and Tier I Capital ratios), further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.

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

The Company did not experience any significant issues or additional costs in fiscal 2000 associated with the year 2000 roll over date change.

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

              Asset sensitive........4.0%
              Liability sensitive....2.0%

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

INVESTMENT PORTFOLIO
See note three of the consolidated financial statements for the amortized costs, estimated market values, unrealized gains and unrealized losses of the Company's investment portfolio as of December 31, 2000 and 1999.

LOAN PORTFOLIO
Interest earned on the loan portfolio is the primary source of income for the
Company.   Net loans and leases represented 59.3% of total assets as of December
31, 2000. Although the Company strives to serve the credit needs of its service area, its primary focus is on real estate, commercial and consumer installment loans. The Company makes substantially all of its loans to customers located within the Company's service area. The Company has no loans defined as highly leveraged transactions by the Federal Reserve Bank, nor significant agricultural loans. Commercial real estate loans primarily include owner-occupied commercial properties occupied by the proprietor of the business conducted on the premises, and income-producing or farm properties. The primary risks of such loans include loss of income of the owner or occupier of the property and the inability of the market to sustain rent levels. The Company's underwriting standards attempt to mitigate these risks by requiring a minimum of three consecutive years of sufficient income generation from the owner or occupier or rental incomes of 1.2 times the combined debt service, insurance and taxes. In addition, a 70% loan-to-value ratio limitation is expected to provide sufficient protection against unforeseen circumstances. Other commercial loans include renewable operating lines of credit, short-term notes, and equipment financing. These types of loans are principally at risk due to insufficient business
income.   Accordingly, the Company does not lend to start-up businesses or others lacking operating history, and requires personal guarantees and secondary sources of repayment. Residential real estate loans include 1-4 family owner or non-owner occupied residences, multi-family units, construction and secondary market loans pending sale. Generally, the risk associated with such loans is the loss of the borrower's income. The Company attempts to mitigate the risk by thorough review of the borrower's credit and employment history, and limits the loan-to-value ratio to 80% to provide protection in the event of foreclosure. Installment loans consist of personal, automobile or home equity loans. See note four of the consolidated financial statements for the composition of the Company's loan portfolio.

The following is a summary of the contractual maturities and weighted average yields of investment securities classified as available for sale at December 31, 2000:
                                       Amortized   Estimated    Weighted
                                          Cost    Market Value  Average Yield(1)
                                          ----    ------------  ----------------
(Dollars in thousands)

U.S. Government federal agencies
    One year or less..................   $ 8,008     $ 7,994        5.59%
    After one year through five years.    30,061      30,633        6.37%
    After five years through ten years        --          --          --%
                                              --          --          ---
       Total..........................   $38,069     $38,627        6.20%
                                         -------     -------        -----

Mortgage-backed securities
    One year or less..................   $ 1,805     $ 1,805        5.63%
    After one year through five years.    31,261      31,625        6.89%
    After five years through ten years     1,562       1,581        7.48%
    After ten years...................        --          --          --%
                                              --          --          ---
       Total..........................   $34,628     $35,011        6.89%
                                         -------     -------        -----

United States Treasury
    One year or less..................   $ 1,004     $ 1,006        5.69%
    After one year through five years.        --          --          --%
                                              --          --          ---
       Total..........................   $ 1,004     $ 1,006        5.69%
                                         -------     -------        -----

Corporate obligations
    One year or less..................   $ 2,912     $ 2,887        5.63%
    After one year through five years..   11,679      11,630        6.29%
    After five years through ten years       725         700        6.26%
    After ten years...................        --          --          --%
                                              --          --          ---
       Total..........................   $15,316     $15,217        6.15%
                                         -------     -------        -----

Obligations of state and political
subdivisions(1)
    One year or less...................  $ 1,675     $ 1,715        8.36%
    After one year through five years..    3,988       4,007        7.36%
    After five years through ten years.    9,975      10,155        7.76%
    After ten years....................    2,637       2,668        7.81%
                                           -----       -----        -----
       Total...........................  $18,275     $18,545        7.69%
                                         -------     -------        -----

Total securities available for sale (1) $107,292    $108,406        6.68%
                                        ========    ========        =====



(1) Yields on tax-exempt securities have not been stated on a tax-equivalent basis.

As of December 31, 2000, the Company had no securities classified as "held to maturity." Actual maturities may differ for mortgage backed securities due to ability to prepay.

DEPOSIT LIABILITIES
The following table sets forth the average deposit liabilities of, and rates paid by, the Company for the periods indicated:

                                                 Years Ended December 31,
                                                 ------------------------
(Dollars in thousands)                           2000              1999
                                                 ----              ----

Deposit Liabilities                        Amount    Rate     Amount    Rate
                                           ------    ----     ------    ----

     Demand............................ $  54,160     n/a  $  45,126     n/a
     NOW accounts......................    39,519   1.74%     35,363   1.50%
     Money market accounts.............    55,545   4.22%     46,879   3.69%
     Savings accounts..................    22,080   2.60%     22,256   2.41%
     Time deposits.....................   122,620   5.57%     97,161   4.91%
                                          -------   -----     ------   -----
        Total deposits.................  $293,924   3.55%   $246,785   3.07%
                                         ========   =====   ========   =====

See note nine for the Company's time deposit maturities as of December 31, 2000.

Time deposits of $100 or more represented 11.43% and 10.60% of total deposits as of December 31, 2000 and 1999, respectively. All other time deposits represent 32.53% and 31.1% of total deposits as of December 31, 2000 and 1999, respectively.

BORROWINGS
The following table sets forth information regarding the Company's Federal Home Loan Bank (FHLB) borrowings for the years ended December 31, 2000 and 1999:

(Dollars in thousands)                                     2000        1999
                                                           ----        ----

FHLB Borrowings:
   Amount outstanding at year end....................  $ 10,000     $ 4,000
   Average outstanding for the year..................  $  7,197     $   208
   Maximum outstanding at any month end..............  $ 10,000     $ 4,000
   Weighted average rate for the year................     6.69%       5.57%
   Weighted average rate at year end.................     6.70%       5.80%
   Weighted average maturity at year end (days)......       106          12

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

                                              2000                             1999                            1998
                                              ----                             ----                            ----
                                   Average            Average Yield Average           Average Yield  Average           Average Yield
                                   Balance  Interest  or Rates      Balance  Interest or Rates       Balance Interest  or Rates
                                   ------------------------------------------------------------------------------------------------
(Dollars in thousands)
ASSETS
   Federal funds sold........       $5,991     $403      6.73%      $10,431    $  511      4.90%    $22,573    $1,213      5.37%
   Investment securities-taxable    85,550    5,276      6.17%       69,503     3,931      5.66%     66,098     4,052      6.13%
   Investment securities-exempt
   from federal income tax...       15,102      755      5.00%       14,692       737      5.02%     15,758       836      5.30%
   Loans, gross and mortgage loans
   held for sale, at cost which
   approximates market(1)(2)       206,113   19,931     10.00%      165,519    15,289      9.25%    138,968    13,444      9.67%
   Net investment in direct
   financing leases..........        3,282      437     13.32%        2,712       241      8.89%      2,982       284      9.53%
   Federal Home Loan Bank stock,
   at cost...................        2,262      147      6.50%        2,082       151      7.25%      1,915       151      7.87%
   Federal Reserve Bank Stock,
   at cost...................          758       45      5.94%          746        45      6.03%        256        15      5.86%
                                       ---       --      ----           ---        --      ----         ---        --      ----
      Total interest-earning assets/
          interest income....     $319,058  $26,994      8.46%     $265,685   $20,905      7.87%   $248,550   $19,995      8.04%
Cash and due from banks......       12,315                           10,494                           8,264
Premises and equipment, net..       12,802                            9,655                           5,747
Loan loss allowance..........       (2,826)                          (2,465)                         (1,433)
Investment market value adjustment  (1,465)                            (425)                            800
Purchased mortgage servicing rights  2,861                            2,471                           1,634
Other assets.................        7,398                            8,006                           8,474
                                     -----                            -----                           -----
      Total assets...........     $350,143                         $293,421                        $272,036
                                  ========                         ========                        ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
   Demand accounts...........      $54,160  $     -         -%      $45,126   $     -         -%    $37,211   $     -         -%
   NOW accounts..............       39,519      688      1.74%       35,363       532      1.50%     33,440       491      1.47%
   Money market accounts.....       55,545    2,342      4.22%       46,879     1,730      3.69%     36,957     1,317      3.56%
   Savings accounts..........       22,080      574      2.60%       22,256       536      2.41%     20,581       510      2.48%
   Time deposits.............      122,620    6,833      5.57%       97,161     4,775      4.91%     89,208     4,677      5.24%
   Securities sold under
   agreement to repurchase...       11,688      546      4.66%       10,394       436      4.19%      7,666       351      4.58%
   Short-term borrowings.....          211       25     11.85%          225        19      8.44%        284        23      8.10%
   Other borrowings..........        1,351      129      9.55%          605        49      8.10%          -         -         -%
   Federal Home Loan Bank
   borrowings................        7,197      481      6.68%          208        12      5.77%     13,423     1,066      7.94%
                                     -----      ---      ----           ---        --      ----      ------     -----      ----
      Total interest-bearing
      liabilities/interest
      expense................     $314,371$  11,618      3.70%     $258,217   $ 8,089      3.13%   $238,770   $ 8,435      3.53%

Other liabilities............        2,989                            3,389                           3,419
                                     -----                            -----                           -----
      Total liabilities......      317,360                          261,606                         242,189

Minority Interest............        2,892                            3,031                           1,111
Shareholders' equity.........       29,891                           28,784                          26,736
                                    ------                           ------                          ------
      Total liabilities, minority
      interest and shareholders'
      equity.................     $350,143                         $293,421                        $272,036
                                  ========                         ========                        ========

Net interest income..........               $15,376                           $12,816                         $11,560
Net interest spread..........                            4.76%                             4.74%                           4.51%
Net interest income to earning
 assets (margin).............                            4.82%                             4.82%                           4.65%

(1) Average non-accrual loans included in the computation of average loans were $692, $596 and $681 for 2000, 1999 and 1998, respectively.
(2) Loan related fees recognized during the period and included in the yield calculation totaled approximately $999, $421 and $147 in 2000, 1999 and 1998, respectively.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements required by regulation S-X are set forth in the pages listed below.

                                                                        Page
                                                                        ----

Independent Auditors' Report                                            33

Consolidated Balance Sheets, as of December 31, 2000 and 1999           34

Consolidated Statements of Income, for the years ended
    December 31, 2000, 1999 and 1998                                    35

Consolidated Statements of Comprehensive Income, for the years
    ended December 31, 2000, 1999 and 1998                              36

Consolidated Statements of Shareholders Equity, for the years
    ended December 31, 2000, 1999 and 1998                              37

Consolidated Statements of Cash Flows, for the years ended
    December 31, 2000, 1999 and 1998                                    38

Notes to Consolidated Financial Statements                              39-63

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Independent Financial Network, Inc.:


We have audited the accompanying consolidated balance sheets of Independent Financial Network, Inc. (the Company) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Financial Network Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/S/KPMG LLP
Portland, Oregon
February 5, 2001

               INDEPENDENT FINANCIAL NETWORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                   Dollars in Thousands, Except Per Share Data

ASSETS                                                        2000          1999
                                                              ----          ----
Cash and cash equivalents:
   Cash and due from banks ............................    $12,459       $13,632
   Federal funds sold..................................      5,750         3,060
                                                             -----         -----
      Total cash and cash equivalents..................     18,209        16,692

Investment securities available for sale ..............    108,406        87,904
Loans, net.............................................    215,369       181,385
Mortgage loans held for sale, at cost which
approximates market ...................................      2,280         3,925
Net investment in direct financing leases .............      3,756         2,725
Premises and equipment, net ...........................     14,917        13,785
Mortgage servicing rights..............................      3,137         2,717
Federal Home Loan Bank stock, at cost .................      2,374         2,181
Federal Reserve Bank stock, at cost....................        759           756
Other assets...........................................      4,295         4,531
                                                             -----         -----
         Total assets..................................   $373,502      $316,601
                                                          ========      ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Demand...........................................    $57,503       $43,610
      NOW accounts.....................................     42,360        36,996
      Money market accounts............................     54,117        50,841
      Savings accounts.................................     21,038        22,450
      Time deposits ...................................    137,255       110,072
                                                           -------       -------
         Total deposits................................    312,273       263,969

   Securities sold under agreements to repurchase......     10,619        13,501
   Short term borrowings...............................        139           417
   Federal Home Loan Bank borrowings ..................     10,000         4,000
   Other borrowings....................................      2,000           800
   Other liabilities...................................      3,207         1,890
                                                             -----         -----
         Total liabilities.............................    338,238       284,577

Minority interest in subsidiary........................      2,579         3,306
Shareholders' equity:
   Nonvoting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued.........         --            --
   Voting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued.........         --            --
   Common stock, $5 par value.
      Authorized 10,000,000 shares - issued and outstanding
      5,418,646 shares in 2000 and 1999 ...............     27,093        27,093
   Surplus ............................................      4,414         4,414
   Retained earnings (deficit) ........................        493       (1,741)
   Accumulated other comprehensive income (loss).......        685       (1,048)
                                                               ---       ------
         Total shareholders' equity....................     32,685        28,718

Commitments and contingent liabilities ................
                                                            ------        ------
         Total liabilities, minority interest and
         shareholders' equity..........................   $373,502      $316,601
                                                          ========      ========

          See accompanying notes to consolidated financial statements.

                INDEPENDENT FINANCIAL NETWORK INC. & SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                   Dollars in Thousands, Except Per Share Data
                                                        2000      1999      1998
                                                        ----      ----      ----
Interest income:
    Interest on loans............................    $19,931   $15,289   $13,444
    Interest and dividends on securities:
         Taxable.................................      5,276     3,931     4,052
         Exempt from Federal income tax..........        755       737       836
    Dividend income on Federal Home Loan Bank stock      147       151       151
    Dividend income on Federal Reserve Bank stock         45        45        15
    Interest on Federal funds sold...............        403       511     1,213
    Income on direct financing leases............        437       241       284
                                                         ---       ---       ---
         Total interest income...................     26,994    20,905    19,995
                                                      ------    ------    ------

Interest expense:
    Deposits
         NOW.....................................        688       532       491
         Money market............................      2,342     1,730     1,317
         Savings.................................        574       536       510
         Time....................................      6,833     4,775     4,677
    Securities sold under agreements to repurchase       546       436       351
    Short term borrowings........................         25        19        23
    Other borrowings.............................        129        49        --
    Federal Home Loan Bank borrowings............        481        12     1,066
                                                         ---        --     -----
         Total interest expense..................     11,618     8,089     8,435
                                                      ------     -----     -----

         Net interest income.....................     15,376    12,816    11,560

Provision for loan losses .......................        293       470     1,107
                                                         ---       ---     -----
         Net interest income after provision for
         loan losses.............................     15,083    12,346    10,453

Other income:
    Service charges on deposit accounts..........      1,471     1,303     1,213
    Gain on sale/call of investments available
    for sale, net................................          4       186        22
    Loan servicing fees..........................        369       332       263
    Sold real estate loan fees...................      1,785     2,124     2,670
    Other........................................      1,133     1,256       800
                                                       -----     -----       ---
         Total other income......................      4,762     5,201     4,968
                                                       -----     -----     -----

Other expense:
    Salaries and employee benefits...............      9,388     8,345     7,353
    Occupancy of bank premises...................      1,043     1,009       823
    Furniture and equipment......................      1,912     1,389     1,107
    Professional fees............................      1,241       628     1,143
    FDIC assessment..............................         56        27        26
    Supplies.....................................        539       587       409
    ESOP compensation............................         --        --     3,499
    Other........................................      2,488     2,739     2,620
                                                       -----     -----     -----
         Total other expense.....................     16,667    14,724    16,980
                                                      ------    ------    ------
    Income (loss) before provision for income
    taxes and minority interest..................      3,178     2,823   (1,559)
         Provision for income taxes .............        816       869        25
                                                         ---       ---        --
    Income (loss) before minority interest.......      2,362     1,954   (1,584)
         Net (income) loss attributable to minority
         interest................................      (126)        60        35
                                                       ----         --        --
         Net income (loss).......................     $2,236    $2,014  $(1,549)
                                                      ======    ======  =======
         Net income (loss) per share - basic.....       $.41      $.37    $(.28)
                                                        ====      ====    =====
         Net income (loss) per share - diluted...       $.41      $.37    $(.28)
                                                        ====      ====    =====

          See accompanying notes to consolidated financial statements.

                INDEPENDENT FINANCIAL NETWORK INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                              Dollars in Thousands

                                                        2000      1999      1998
                                                        ----      ----      ----

Net income (loss)...................................  $2,236    $2,014  $(1,549)

Other comprehensive income, net of income tax:
   Unrealized gain (loss) on investment securities
   (Net of tax of $(1,049), $753, and $6 for the
   years ended December 31, 2000, 1999 and 1998,
   respectively.)...................................   1,731   (1,635)      (13)
   Less:  reclassification adjustment for gains
   included in net income (Net of tax of $2, $58 and
   $7 for the years ended December 31, 2000, 1999
   and 1998, respectively.).........................       2       128        15
       -----                                               -       ---        --
     Unrealized gain (loss) on investment securities   1,733   (1,507)         2
                                                       -----   ------          -

Comprehensive income (loss).........................  $3,969      $507  $(1,547)
                                                      ======      ====  =======


          See accompanying notes to consolidated financial statements.

                INDEPENDENT FINANCIAL NETWORK INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                   Dollars in Thousands, Except Per Share Data


                                                                                                     Accumulated
                                                                                          Unearned       Other               Total
                                        Common Stock                       Retained     ESOP shares  Comprehensive     Shareholders'
                                        ------------
                                   Shares        Amount     Surplus   Earnings (Deficit)  at Cost    Income (Loss)          Equity
                                   ------        ------     -------   ------------------  -------    -------------          ------
Balance, Dec. 31, 1997........   5,400,590      $27,003      $2,118          $314        $(1,469)         $457             $28,423

Net loss .....................          --           --          --       (1,549)             --            --             (1,549)

Dividends.....................          --           --          --       (1,626)             --            --             (1,626)

Sale of common stock..........       3,946           20         (3)            --             --            --                  17

Stock options exercised.......       6,086           30           1            --             --            --                  31

Release of ESOP shares........          --           --       2,265            --          1,469            --               3,734

Unrealized gain on securities
    available for sale, net...          --           --          --            --             --             2                   2
                                        --           --          --            --             --             -                   -

Balance, Dec. 31, 1998........   5,410,622      $27,053      $4,381      $(2,861)            $--          $459             $29,032

Net income....................          --           --          --         2,014             --            --               2,014

Dividends.....................          --           --          --          (894)            --            --               (894)

Sale of common stock..........       8,024           40          33            --             --            --                  73

Unrealized loss on securities0
    available for sale, net...          --           --          --            --             --       (1,507)             (1,507)
                                        --           --          --            --             --        ------              ------

Balance, Dec. 31, 1999........   5,418,646      $27,093      $4,414      $(1,741)            $--      $(1,048)             $28,718

Net income....................          --           --          --         2,236             --            --               2,236

Dividends.....................          --           --          --            (2)            --            --                 (2)

Unrealized gain on securities
    available for sale, net...          --           --          --            --             --         1,733               1,733
                                        --           --          --            --             --         -----               -----

Balance, Dec. 31, 2000........   5,418,646      $27,093      $4,414          $493            $--          $685             $32,685
                                 =========      =======      ======          ====            ===           ====             =======

          See accompanying notes to consolidated financial statements.

                INDEPENDENT FINANCIAL NETWORK INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                   Dollars in Thousands, Except Per Share Data

                                                        2000      1999      1998
                                                        ----      ----      ----
Cash flows from operating activities:
Net income (loss) ..................................  $2,236    $2,014  $(1,549)
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
      Depreciation and amortization.................   1,713     1,537       471
      Deferred tax expense (benefit)................      26       301     (735)
      Provision for loan losses.....................     293       470     1,107
      ESOP related compensation expense.............      --        --     3,499
      Origination of mortgage loans held for sale... 76,026) (107,698) (121,856)
      Proceeds from mortgage loans sold.............  77,671   109,693   118,144
      Net (gain) loss on sale of fixed assets.......      --      (66)        20
      Net gain on call/sale of investment securities
      available for sale............................     (4)     (186)      (22)
      Increase in mortgage servicing rights.........   (420)     (631)   (1,192)
      Federal Home Loan Bank stock dividend.........   (146)     (156)     (146)
      Net loss attributable to minority interest....     126      (60)      (35)
      Decrease (increase) in other assets...........     236     (331)     1,006
      Increase (decrease) in other liabilities......     245   (3,278)     1,365
                                                         ---   ------      -----
         Net cash provided by operating activities..   5,950     1,609        77
                                                       -----     -----        --

Cash flows from investing activities:
      Purchase of investment securities available
      for sale......................................(40,717)  (44,860)  (50,725)
      Proceeds from sale of investment securities
      available for sale............................   1,059    20,231     8,786
      Proceeds from maturities and call of investment
      securities available for sale.................  21,751    21,563    40,306
      Net loan originations.........................(23,339)  (32,070)   (1,434)
      Purchase of participations....................(10,938)   (9,661)   (4,656)
      Additions to premises and equipment........... (2,657)   (4,295)   (3,710)
      Purchase of Federal Home Loan Bank stock......    (47)      (18)      (21)
      Purchase of Federal Reserve Bank stock........     (3)     (115)     (649)
      Redemption of Federal Reserve Bank stock......      --         8        --
      Proceeds from sales of premises and equipment.      --        66        --
      Originations of direct financing leases....... (1,980)   (1,122)     (718)
      Gross payments on direct financing leases.....     949     1,210       961
      Minority interest in subsidiaries.............   (853)     1,142     1,351
                                                       ----      -----     -----
         Net cash used in investing activities......(56,775)  (47,921)  (10,509)
                                                    -------   -------   -------

Cash flows from financing activities:
      Net increase in deposits......................  48,304    37,174    12,954
      (Decrease) increase in securities sold with
      agreements to repurchase...................... (2,882)     3,113     2,443
      Increase (decrease) in Federal Home Loan
      Bank borrowings...............................   6,000     4,000  (16,000)
      Increase in other borrowings..................   1,200       800        --
      Proceeds from issuance of common stock........      --        73     2,313
      Payment of dividends..........................     (2)     (894)   (1,626)
      (Decrease) increase in short term borrowings..   (278)       385     (551)
                                                       ----        ---     ----
          Net cash provided by (used in) financing
          activities................................  52,342    44,651     (467)
                                                      ------    ------     ----
          Net increase (decrease) in cash and cash
          equivalents...............................   1,517   (1,661)  (10,899)
    Cash and cash equivalents at beginning of period  16,692    18,353    29,252
                                                      ------    ------    ------
    Cash and cash equivalents at end of period...... $18,209   $16,692   $18,353
                                                     =======   =======   =======

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
          Interest.................................. $11,263    $8,019    $8,543
          Income taxes..............................    $458      $713      $957
Supplemental disclosures of investing activities:
      Unrealized gain (loss) on investment
      securities available for sale, net of tax.....  $1,733   $(1,507)       $2

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Independent Financial Network, Inc. (the Company), a bank holding company, its wholly-owned subsidiaries, Security Bank (Security Bank), Pacific State Bank (Pacific State), Family Security Bank (Family Security), and Alliance Technology, Inc., its majority-owned subsidiaries, Lincoln Security Bank (Lincoln Security), McKenzie State Bank (McKenzie State), and Oregon State Bank (Oregon State). Security Bank, Pacific State, Family Security, Lincoln Security, McKenzie State and Oregon State are referred to collectively herein as the Banks. All intercompany accounts and transactions have been eliminated in consolidation.

(b) DESCRIPTION OF BUSINESS
Security Bank conducts a general banking business. Its activities include the usual functions of a commercial bank: commercial, real estate and installment loans; equipment leasing; checking and savings accounts; collection and escrow services and safe deposit facilities. Security Bank's primary market area consists of cities and communities along the Southern Oregon Coast in Coos County. Security Mortgage Company and Roseburg Community Banking Company operate as divisions of Security Bank.

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

Lincoln Security is a state chartered bank located in Newport, Oregon, in which the Company holds a majority interest. The Company facilitated the organization of Lincoln Security by purchasing 68.44% of all outstanding common shares of Lincoln Security common stock, with the remainder of the outstanding common stock held by local investors. Lincoln Security commenced operations in May 1996, and engages in general commercial banking business. Lincoln Security offers commercial banking services to small and medium size businesses, professionals and retail customers in their market area. The Company's ownership of Lincoln Security was 68.33% as of December 31, 2000, 1999, and 1998. Subsequent to December 31, 2000 the company acquired the remaining stock in Lincoln Security Bank; refer to note 20.

McKenzie State is a newly organized state chartered bank located in Springfield, Oregon in which the company holds a majority interest. The Company facilitated the organization of McKenzie State by purchasing 65.89% of the outstanding common shares of McKenzie State's common stock, with the remainder of the outstanding common stock held by local investors. McKenzie State commenced operations in November of 1998, and engages in general commercial banking business. McKenzie State offers commercial banking services to small and medium size businesses, professionals and retail customers in their market area. The Company's ownership of McKenzie State was 86.57% as of December 31, 2000,
68.14% as of December 31, 1999, and 65.89% as of December 31, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

Oregon State is a newly organized state chartered bank located in Corvallis, Oregon, in which the Company holds a majority interest. The Company facilitated the organization of Oregon State by purchasing 69.19% of all outstanding common shares of Oregon State's common stock, with the remainder of the outstanding common stock held by local investors. Oregon State commenced operations in April 1999, and engages in general commercial banking business. Oregon State offers commercial banking services to small and medium businesses, professionals and retail customers in their market area. The Company's ownership of Oregon State was 69.19% as of December 31, 2000 and 1999.

Alliance Technology, Inc. is a newly organized nonbank subsidiary located in Portland, Oregon. Alliance Technology commenced operations on October of 2000, and engages in the business of information technology services. Alliance Technology offers data, item, network and e commerce services to affiliate and non-affiliate companies.

The Banks are subject to the regulations of certain federal agencies and undergo periodic examinations by these regulatory authorities.

(c) BASIS OF FINANCIAL STATEMENT PREPARATION
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and judgements that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of real estate owned, management obtains independent appraisals for significant properties.

The Banks are located in Coos, Curry, Douglas, Lincoln, Lane and Benton Counties
of Oregon.   A large portion of the Banks' assets are loans, which are
collateralized by real estate in this geographic area and other assets of the borrower and, accordingly, the ultimate collectibility of this portion of the Banks' loan portfolios are susceptible to changes in the local market conditions. However, the loan portfolio is diversified and management believes there is no concentration of loans exceeding 10% for any particular industry.
It is management's opinion that the allowance for losses on loans and real estate owned is adequate to absorb credit losses on specifically identified loans as well as estimated probable losses in the remainder of the portfolio. The allowance for loan losses was $2,742,000 and $2,645,000 at December 31, 2000 and 1999.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

(k) STOCK OPTION PLAN
In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which provides an alternative to Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employee," in accounting for stock-based compensation issued to employees. The Statement encourages, but does not require financial reporting to reflect compensation expense for grants of stock, stock options and other equity instruments to employees based on changes in the fair value of the underlying stock. The Company continues to apply the existing accounting rules contained in APB Option No. 25, "Accounting for Stock Issued to Employees." While recognition of employee stock-based compensation is not mandatory, SFAS 123 requires companies that choose to continue applying the provisions of APB No. 25 to
disclose pro forma net loss and loss per share data.   As such, compensation
expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

(l) CAPITALIZED MORTGAGE LOAN SERVICING RIGHTS
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997. SFAS No. 125 requires that corporations that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and loans (without the mortgage servicing rights) based on their relative fair values. The statement also requires that corporations assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights.

In September 2000, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to replace SFAS 125. This statement is effective for transfers and servicing of financial costs and extinguishments of liabilities occuring after March 31, 2001. The Company does not expect implementation to have a material impact on the Consolidated Financial Statements.

(m) CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.

(n) STOCK DIVIDEND
On January 16, 2001, the Company declared a 5% stock dividend on the Company's common stock which will be paid on March 16, 2001, to stockholders of records on March 2, 2001. In addition to the 5% stock dividend, the Company will increase the number of stock options and purchase rights under the 1995 Stock Option Plan by 5% and reduce the exercise prices accordingly. All references to weighted average shares outstanding, per share amounts, stock purchase rights, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 5% stock dividend and its retroactive effect calculated as of January 16, 2001.

(o) RECLASSIFICATIONS
Certain amounts previously reported on the December 31, 1999 and 1998, Consolidated Financial Statements have been reclassified to conform to classifications in the December 31, 2000, Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

(p) RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. Due to the issuance of SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, this SFAS is effective for fiscal years beginning after June 15, 2000 and as such, will be adopted by the Company in 2001. The Company does not expect implementation to have a material impact on the consolidated financial statements.

In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25, (FIN 44). We adopted the provisions of FIN 44 as of the reported effective dates and this adoption has not had a significant impact on the Company's condition or results of operations.

2. CASH AND DUE FROM BANKS
The Banks are required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve balance in the form of cash. The amount of this required reserve balance on December 31, 2000 and 1999 was approximately $2,402 and $1,541, respectively, and was met by holding cash and maintaining an average reserve balance with the Federal Reserve Bank.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

3. INVESTMENT SECURITIES
The amortized costs, estimated market values, unrealized gains and unrealized losses of investment securities available for sale at December 31, 2000 and 1999 are summarized as follows:
                                                                       Estimated
                                     Amortized  Unrealized  Unrealized   Market
                                       Cost       Gains       Losses     Value
                                       ----       -----       ------     -----
2000:
Available for sale
------------------
    U.S. Government and Federal
    Agencies........................ $38,069       $633         $75      $38,627
    Mortgage-backed securities......  34,628        417          34       35,011
    United States Treasury..........   1,004          2          --        1,006
    Corporate obligations...........  15,316         50         149       15,217
    Obligations of state and
    political subdivisions..........  18,275        329          59       18,545
                                      ------        ---          --       ------

       Total available for sale.....$107,292     $1,431        $317     $108,406
                                    ========     ======        ====     ========

                                                                       Estimated
                                     Amortized  Unrealized  Unrealized   Market
                                       Cost       Gains       Losses     Value
                                       ----       -----       ------     -----
1999:
Available for sale
------------------
    U.S. Government and Federal
    Agencies......................   $31,508         $4        $489      $31,023
    Mortgage-backed securities......  27,274         29         330       26,973
    United States Treasury..........   4,008          1          42        3,967
    Corporate obligations...........  12,572          -         441       12,131
    Obligations of state and
    political subdivisions..........  14,213         61         464       13,810
                                      ------         --         ---       ------

       Total available for sale..... $89,575        $95      $1,766      $87,904
                                     =======        ===      ======      =======

Gross realized gains and gross realized losses on sales of securities available for sale for the years ended December 31, 2000, 1999 and 1998 were:

                                       2000                 1999                1998
                                       ----                 ----                ----
                                 Realized  Realized  Realized  Realized  Realized  Realized
                                 Gains     Losses    Gains     Losses    Gains     Losses
                                 -----     ------    -----     ------    -----     ------
U.S. Government and Federal
Agencies....................    $   --      $ --     $  9      $  --     $  13      $  2
United State Treasury.......        --        --       17         --         4        --
Corporate obligations.......         4        --       16         54         2        --
Obligations of state and
political subdivisions .....        --        --      228         30         6         1
                                    --        --      ---         --         -         -

    Total...................        $4      $ --     $270        $84       $25        $3
                                    ==      ==       ====        ===       ===        ==

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

Approximate investment portfolio maturities at December 31, 2000 are as follows:

                                 Securities Available For Sale
                                 -----------------------------
                                                   Estimated
                                    Amortized        Market
                                      Cost           Value
                                      ----           -----
One year or less....................$15,405         $15,406
After one year through five years... 76,989          77,894
After five years through ten years.. 12,261          12,437
After ten years.....................  2,637           2,669
                                      -----           -----

    Total..........................$107,292        $108,406
                                   ========        ========

The following table represents the carrying value of securities pledged to secure public deposits as required or permitted by law and securities sold under agreements to repurchase at December 31, 2000 and 1999:

                                           2000       1999
                                           ----       ----

U.S. Government and Federal Agencies    $26,775    $26,147
United States Treasury..............         --         --
Obligations of state and political
subdivisions........................     10,546      7,824
                                         ------      -----

    Total...........................    $37,321    $33,971
                                        =======    =======

The Federal Reserve Bank (FRB) requires the bank to maintain a level of investment of FRB stock. The required amount was $756 at December 31, 2000 and 1999, respectively.

4. LOANS AND MORTGAGE LOANS HELD FOR SALE
Major categories of loans at December 31, 2000 and 1999 included in the portfolio are as follows:

                                                   2000         1999
                                                   ----         ----

Commercial-real estate.......................  $ 78,955     $ 60,120
Commercial-lines of credit...................    57,504       45,729
Residential-real estate......................    58,316       48,881
Installment..................................    21,795       30,213
Credit cards and other.......................     4,175        3,356
                                                  -----        -----
    Total loans..............................   220,745      188,299

Deferred loan fees, net......................     (354)        (344)
Allowance for loan losses....................   (2,742)       (2,645)
                                                ------        ------
    Net loans................................  $217,649     $185,310
                                               ========     ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

Approximate loan portfolio maturities on fixed rate loans and repricing on variable rate loans at December 31, 2000 are as follows:

                                       Within     One To     After
                                      One Year  Five Years  Five Years     Total
                                      --------  ----------  ----------     -----
Commercial-real estate..............   $25,461     $39,327     $14,167   $78,955
Commercial-lines of credit..........    34,624      16,909       5,971    57,504
Residential-real estate.............    22,516       9,264      26,536    58,316
Installment.........................     2,318      14,682       4,795    21,795
Credit cards and other..............     2,511         845         819     4,175
                                         -----         ---         ---     -----
    Total loans.....................   $87,430     $81,027     $52,288  $220,745
                                       =======     =======     =======  ========

Mortgage loans held for sale are included above as residential real estate loans maturing within one year.

Loans on nonaccrual status were approximately $536 and $468 at December 31, 2000 and 1999, respectively. Interest income which would have been realized on non-accrual loans if they had remained current was insignificant.

Renegotiated loans were approximately $246 and $172 at December 31, 2000 and 1999, respectively. These loans were renegotiated to accommodate the borrower.

The Company has no commitments to extend additional credit on loans which are renegotiated, non-accrual or impaired at December 31, 2000.

At December 31, 2000 and 1999, Security Bank serviced approximately $324,229 and $280,241, respectively, of loans owned by others.

The Bank's lending activities are concentrated on the Central and Southwestern coasts of Oregon and in Western Oregon.

5. ALLOWANCE FOR LOAN LOSSES
Transactions in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                2000        1999          1998
                                                ----        ----          ----
Balance, beginning of year.................. $ 2,645      $ 2,294        $1,429
Provision for loan losses...................     293          470         1,107
Loans charged off...........................   (224)        (196)         (280)
Recoveries of loans previously charged off..      28           77            38
                                                  --           --            --

     Balance, end of year................... $ 2,742      $ 2,645       $ 2,294
                                             =======      =======       =======

The recorded investment in loans for which an impairment has been recognized at December 31, 2000, 1999 and 1998 was $1,379, $768 and $580, respectively. The related allowance for loan losses on impaired loans at December 31, 2000, 1999 and 1998 was $340, $128 and $190, respectively. The average recorded investment in impaired loans during 2000, 1999 and 1998 was $1,395, $760 and $515, respectively. Interest income recognized on impaired loans receivable during 2000, 1999 and 1998 was insignificant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

6. DIRECT FINANCING LEASES
Following are the components of the net investment in direct financing leases at December 31, 2000 and 1999:

                                                       2000        1999
                                                       ----        ----
Total minimum lease payments receivable.........    $ 3,909     $ 2,450
Add:
     Estimated unguaranteed residual values
       of leased equipment......................        676         812
Less:
     Unearned income............................        829         537
                                                        ---         ---

        Net investment in direct financing leases   $ 3,756     $ 2,725
                                                    =======     =======


Future minimum lease payments to be received on direct financing leases are as follows:


                 Year ending December 31:

                 2001..................................      $ 2,436
                 2002..................................          621
                 2003.................................           430
                 2004..................................          230
                 2005.................................           192
                 -----                                           ---

                     Total.............................      $ 3,909
                                                             =======


7. PREMISES AND EQUIPMENT
The composition of premises and equipment at December 31, 2000 and 1999 are as follows:

                                                           2000          1999
                                                           ----          ----

Land.................................................   $ 2,473       $ 2,175

Buildings............................................    10,248         9,995

Furniture and equipment..............................     9,977         7,871
                                                          -----         -----

                                                         22,698        20,041


Less accumulated depreciation and amortization.......    (7,781)      (6,256)
                                                         ------       ------

                                                         $14,917       $13,785
                                                         =======       =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                               Weighted  Carrying       Market
                                                Average   Value of     Value of
                                   Repurchase  Interest  Underlying   Underlying
                                      Amount     Rate     Assets        Assets
                                      ------     ----     ------        ------
December 31, 2000:  Overnight.....     $10,619     4.12%   $10,619       $10,619
December 31, 1999:  Overnight.....     $13,501     4.10%   $13,501       $13,501

The securities underlying agreements to repurchase entered into by the Banks are for the same securities originally sold, with a one-day maturity. In all cases, the Company maintains control over the securities. Securities sold under agreements to repurchase averaged approximately $10,417 for the year ended December 31, 2000, and the maximum amount outstanding at any month end for the year ended December 31, 2000 was $11,777. Investment securities are pledged as collateral in an amount equal to the repurchase agreements.

9. TIME DEPOSITS
Time certificates of deposit in excess of $100 aggregated to $35,678, $27,974 and $21,214 at December 31, 2000, 1999 and 1998, respectively. Interest expense on these certificates amounted to approximately $1,963, $1,177 and $1,448 for the years ended December 31, 2000, 1999 and 1998, respectively.

As of December 31, 2000, remaining time to maturity of time deposits were as follows:

                                  Time deposits                All other
                                 of $100 or more             time deposits
                                 ---------------             -------------
2001    ....................    $31,633    88.66%           $86,104  84.76%
2002    ....................      3,418     9.58%            10,581  10.42%
2003    ....................        313      .88%             2,541   2.50%
2004    ....................        210      .59%               809    .80%
2005 and after..............        104      .29%             1,542   1.52%
----                                ---      ---              -----   ----
        Total...............    $35,678   100.00%          $101,577  100.00%
                                =======   ======           ========  ======

10. EMPLOYEE BENEFIT PLANS
EMPLOYEE SAVINGS PLAN - The Company has a qualified profit sharing (401k) plan covering all half-time or greater personnel with at least twelve months of service. Actual contributions by the Company to the plan are determined by the Board of Directors and are not to exceed the amount deductible for federal income tax purposes. The Company made no contributions to the 401k plan in 2000, 1999 or 1998.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) - The Company sponsored an employee stock ownership plan that covered all employees who met the eligibility requirements. To be eligible, an employee must have been age twenty-one or older and have completed one year of service during which the employee had at least 1,000 hours of service. The ESOP was noncontributory. Employees were 20% vested after two years of service and vesting increases at the rate of 20% each year thereafter such that employees were 100% vested after six years of service. The Company made annual contributions to the ESOP at a minimum, sufficient to pay interest due on outstanding loans, required principal repayments, operating expenses and administrative fees. In certain years, the Company also deposited additional
funds to enable the ESOP to repurchase shares from participants.   All dividends
received by the ESOP were used to pay debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt was repaid, shares were released from the collateral based on the proportion of debt service paid in the year and allocated to active employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

The shares pledged as collateral for debt due to the Company by the ESOP were reported as unearned ESOP shares on the consolidated balance sheets. As shares were committed to be released from collateral, the Company reported compensation expense equal to the shares being released for allocation multiplied by the average market price of the Company's common stock during the year. Dividends on allocated ESOP shares were recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares were recorded as a reduction of debt and accrued interest.

In 1998, the ESOP debt was repaid in full, thereby releasing all remaining shares for allocation. On December 30, 1999 the Company decided to terminate the ESOP pending approval from the Internal Revenue Service (IRS). In December of 2000, the Company received approval from the IRS to terminate the plan. All participants were immediately 100% vested and the plan will be disbursed in February 2001. The ESOP shares as of December 31, 2000, 1999 and 1998 were as follows (share amounts have been restated for the 5% stock dividend issued August 1999 and February and August 2000 and the 5% stock dividend declared January 2001):

                                        2000         1999           1998
                                        ----         ----           ----

Allocated.......................   1,091,169       877,813        704,652
Shares released for allocation..          --       213,356        467,705
Unreleased shares...............          --            --             --
                                          --            --             --
     Total ESOP shares..........   1,091,169     1,091,169      1,172,357
                                   =========     =========      =========

Fair value of unreleased shares.. $       --  $         --      $      --
                                  ==========    ==========      =========

EXECUTIVE SUPPLEMENTAL INCOME PLAN - The Company sponsors a Key Executive Deferred Compensation Plan which is a noncontributory defined benefit plan covering a select group of key management employees. Benefits under the Plan are based on years of service, final average pay and covered compensation. At December 31, 2000, the Plan covered eight participants, including four employees, two former employees with vested rights to future benefits, and two retirees and beneficiaries receiving benefits.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

The Key Executive Deferred Compensation Plan is an unfunded plan providing supplementary retirement benefits to high-level employees. The activity with respect to this plan in 2000, 1999 and 1998 is as follows:

                                                       Pension Benefits
                                                       ----------------
                                                 2000      1999       1998
                                                 ----      ----       ----

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year          $920  $  1,016     $  808
Service cost...........................            34        43         39
Interest cost..........................            59        65         60
Amendments.............................            --        --         66
Actuarial (gain) loss..................           206     (189)        159
Benefits paid..........................          (15)      (15)      (116)
                                                 ---       ---       ----
     Benefit obligation at end of year        $ 1,204      $920   $  1,016
                                              =======      ====   ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1.            --        --         --
Employer contribution..................            15        15        116
Plan participants' contributions.......            --        --         --
Benefits paid..........................          (15)      (15)      (116)
                                                 ---       ---       ----
     Fair value of plan assets at end of year      --        --         --
                                                   ==        ==         ==
RECONCILIATION AT DECEMBER 31,
Funded status..........................       (1,162)     (920)    (1,016)
Unrecognized net actuarial loss........           231        25        239
Unrecognized prior service cost........            31        38         45
                                                   --        --         --
     Net amount recognized.............         (900)     (857)      (732)
                                                ====      ====       ====

TOTAL RECOGNIZED AMOUNTS IN THE BALANCE SHEET
     CONSIST OF:
Accrued benefit cost...................         (900)     (857)      (732)

     Total recognized..................         (900)     (857)      (732)
                                                ====      ====       ====

NET PERIODIC BENEFIT COST..............       $   100  $    140   $    123
                                              =======  ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

Pension Benefits
----------------
WEIGHTED-AVERAGE ASSUMPTIONS                     2000      1999       1998
                                                 ----      ----       ----
AS OF DECEMBER 31,
     Discount rate....................          6.50%     6.50%      6.50%

     Expected return on plan assets...            N/A       N/A        N/A
     Rate of compensation increase....          4.00%     3.50%      3.50%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost..........................             34        43         39
Interest cost.........................             59        65         60
Amortization of prior service cost....              7         7          7
Recognized net actuarial loss.........             --        25         17
                                                   --        --         --
      Net periodic benefit cost.......          $ 100     $ 140     $  123
                                                =====     =====     ======

Stock Option Plan-The Company maintains an Employee Stock Option Plan (the "Employee Plan"), adopted in 1995, under which 335,480 shares of common stock are reserved for issuance to key employees. The Employee Plan provides for the grant of options to purchase shares to selected employees. The purchase price of shares for which stock options are granted shall not be less than 100% of the fair market value of such shares on the date of the grant. Options granted under the Employee Plan are exercisable in installments and expire on such date as the Compensation Committee of the Board of Directors may determine, but not later than 10 years from the date of grant. The following table summarizes stock option activity for the years ended December 31, 2000, 1999 and 1998 (per share amounts have been restated for the 5% stock dividend issued August 1999, February and August 2000, and the 5% stock dividend declared January 2001):

                                          2000                 1999                1998
                                          ----                 ----                ----
                                            Weighted            Weighted             Weighted
                                             Average             Average              Average
                                   Options  Exercise  Options   Exercise   Options   Exercise
                                 Outstanding  Price  Outstanding  Price  Outstanding   Price
                                 -----------  -----  -----------  -----  -----------   -----

Beginning of year................   231,554   $6.42    153,762    $5.96      110,077   $4.98
Grants...........................    48,838   $4.36     96,025    $7.26       63,814   $7.20
Exercised........................        --      --         --       --      (6,710) ($4.66)
Cancelled and returned to plan...   (9,116) ($7.20)   (18,233)  ($7.19)     (13,419) ($4.66)
                                     ------  ------    -------   ------      -------  ------
End of year......................   271,276   $6.01    231,554    $6.42      153,762   $5.96
Options excercisable at the end
of year..........................   122,523   $4.90-    79,859    $4.66-      57,615   $4.66-
                                             $11.45              $10.90               $10.90
Weighted average fair value per share
of options granted during year...     $2.44              $3.49                 $3.14

The fair value per share of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1999 and 2000: Dividend yield of 3.3%, 2.4%, and 0.0% risk-free interest rates of 4.5%, 6.0%, and 5.4% volatility of 60%, and expected lives of five years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under the Black-Scholes option-pricing model described above, as permitted by SFAS No. 123, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

                                      2000            1999            1998
                                      ----            ----            ----
Net income (loss), as reported....  $2,236          $2,014         $(1,549)
Net income (loss), pro forma......  $2,140          $1,933         $(1,590)
Basic EPS, as reported............  $  .41          $  .37         $  (.28)
Basic EPS, pro forma..............  $  .40          $  .35         $  (.29)
Diluted EPS, as reported..........  $  .41          $  .37         $  (.28)
Diluted EPS, pro forma............  $  .40          $  .35         $  (.29)

Outstanding options at December 31,2000 are as follows:

                                                Exercise
                                        Vested  Price
                         Total Shares   Shares  Per Share  Expiration
                         ------------   ------  ---------  ----------
                               83,870   83,870  $ 4.66       2005
                               83,870   16,774  $ 7.34       2009
                                6,078    3,647  $10.90       2007
                               36,462   14,587  $ 7.20       2008
                               22,052     ----  $ 4.56       2010
                               15,750     ----  $ 4.11       2010
                                6,078    2,431  $ 6.68       2008
                                6,078    1,216  $ 6.68       2009
                                5,250     ----  $ 3.87       2010
                                5,788     ----  $ 4.74       2010
                                -----     ----
                      Total   271,276  122,525
                              =======  =======

The pro forma expense related to stock options was $96, $81 and $41 for 2000, 1999 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

11. EARNINGS PER SHARE
Basic and diluted net income per share are based on the weighted average number of common shares outstanding during each year with diluted including the effect of potentially dilutive common shares. The following table presents information relating to the weighted average number of common shares outstanding for all periods presented for both basic and diluted net income per share calculations. All amounts have been restated for the 5% stock dividend issued August 1999, February and August 2000, and the 5% stock dividend declared January 2001.


                                                  2000         1999        1998
                                                  ----         ----        ----

Weighted average shares - basic............. 5,418,487    5,418,439    5,407,834

Potential dilution of stock options......... *** 1,826    ** 26,991      *39,475
                                             ---------    ---------      -------

Weighted average shares - diluted........... 5,420,313    5,445,430    5,447,309
                                             =========    =========    =========


***Options to purchase 250,276 shares of common stock were outstanding during 2000 but were not included in the computation of diluted EPS as they were anti-dilutive.
** Options to purchase 135,529 shares of common stock were outstanding during 1999 but were not included in the computation of diluted EPS as they were anti-dilutive.
* Options to purchase 6,078 shares of common stock were outstanding during 1998 but were not included in the computation of diluted EPS as they were anti-dilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I Capital to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Federal Reserve Board categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's category.

The Company's capital amounts and ratios are presented in the following table:

                                                                      To Be Well
                                                                    Capitalized Under
                                                    For Capital     Prompt Corrective
                                    Actual       Adequacy Purposes  Action Provisions
                                    ------       -----------------  -----------------
                                Amount  Ratio    Amount      Ratio  Amount      Ratio
                                ------  -----    ------      -----  ------      -----
As of December 31, 2000:
   Total Capital
     (to Risk Weighted Assets) $37,339  13.53%  $22,073       >8%   $27,592      >10%
                                                              -                  -
   Tier 1 Capital
     (to Risk Weighted Assets) $34,516  12.51%  $11,037       >4%   $16,555       >6%
                                                              -                   -
   Tier 1 Capital
     (to Average Assets)....   $34,516   9.86%  $14,006       >4%   $17,507       >5%
                                                              -                   -
As of December 31, 1999:
   Total Capital
     (to Risk Weighted Assets) $35,439  15.59%  $18,184       >8%   $22,730      >10%
                                                              -                  -
   Tier 1 Capital
     (to Risk Weighted Assets) $32,792  14.43%  $ 9,092       >4%   $13,638      >6%
                                                              -                  -
   Tier 1 Capital
     (to Average Assets)....   $32,792  11.18%  $11,737       >4%   $14,671      >5%
                                                              -                  -

The Banks, as state-chartered banks with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), are members of the Federal Reserve System and are subject to the supervision and regulation of the Director of the Oregon Department of Consumer and Business Services, administrated through the Division of Finance and Corporate Securities ("Oregon Director"), and to the supervision and regulation of the Federal Reserve Bank (FRB). As of December 31, 2000, the most recent notification from the FRB categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.

The Banks, as state-chartered banks, are prohibited from declaring or paying any dividends in an amount greater than undivided profits. At December 31, 2000, 1999 and 1998, undivided profits of approximately $8,626, $6,223 and $4,244, respectively, were available for the payment of dividends to the Company without prior regulatory approval.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

13. COMMITMENTS AND CONTINGENCIES
The Banks are leasing five of their branches under operating leases which include renewals at various dates. The approximate future minimum rental payments under these leases are as follows:

Year ending December 31:
        2001...............................$    291
        2002...............................     268
        2003...............................     263
        2004...............................     250
        2005...............................     185
        Thereafter.........................     942
                                                ---
                                            $ 2,199
                                            =======

Rental expense for all operating leases was approximately $215, $238 and $175 for the years ended December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000, the Company has $77.6 million available under unused lines of credit with various renewal dates.

In the normal course of business, there are various commitments outstanding, including commitments to extend credit and commercial letters of credit to ensure performance of certain commercial customer obligations.

At December 31, 2000, 1999 and 1998, these commitments and obligations were as follows:

                                        2000          1999        1998
                                        ----          ----        ----

Loans at fixed rates................ $15,654      $ 16,994     $ 5,235

Loans at variable rates.............  58,436        25,403      33,577
                                      ------        ------      ------

                                     $74,090       $42,397     $38,812
                                     =======       =======     =======


The Company is, from time to time, a defendant in legal proceedings arising in the normal course of business. In the opinion of management the disposition of pending litigation will not have a material effect on the Company's financial position.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

14. PROVISION FOR INCOME TAXES

The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 consists of the following:

                                            2000           1999           1998
                                            ----           ----           ----

Current...............................    $  790        $   568          $ 760

Deferred..............................        26            301          (735)
                                              --            ---          ----

                                          $  816        $   869          $  25
                                          ======        =======          =====


The provision for income taxes results in effective tax rates which are different from the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2000, 1999 and 1998, are as follows:


                                            2000           1999           1998
                                            ----           ----           ----
Computed expected federal tax at statutory
  rate of 34%.............................$1,038         $  960         $(530)

State taxes, net of federal effect........   133            123             86

Tax exempt interest....................... (315)          (304)          (304)

ESOP adjustments..........................    --             --            793

Other, net................................  (40)             90           (20)
                                            ---              --           ---

                                          $  816         $  869         $   25
                                          ======         ======         ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

The tax effects of temporary differences which give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:


                                                         2000         1999
                                                         ----         ----

Deferred tax assets:
  Investment securities due to reserve for
    unrealized losses................................   $  --      $   619
  Loans receivable,
    due to allowance for possible loan losses........     694          794

  Organization cost, due to difference in amortization     72           --

  Other liabilities,
      due to deferred compensation reserve...........     184          472

  Deferred loan fees ................................      25           32

  Net operating loss carry forward...................     331          119

  Other..............................................     160          153
                                                          ---          ---

       Total gross deferred tax assets...............  $1,466       $2,189

Less valuation allowance.............................      --           --

       Net deferred tax assets.......................  $1,466       $2,189
                                                       ------       ------

Deferred tax liabilities:

  Investment securities,
    due to reserve for unrealized gains..............  $  427       $   --

  FHLB stock.........................................     246          190

  Investment securities,
    due to accretion of discount.....................     162           84

  Leased assets......................................     238          239

  Premises and equipment,
    due to difference in depreciation................     606          748

  Other..............................................      --           69

       Total gross deferred tax liabilities..........  $1,679       $1,330
                                                       ------       ------

       Net deferred tax (liability) asset............  $(213)       $  859
                                                       =====        ======

The valuation allowance for deferred tax assets as of January 1, 1999 was zero. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was zero.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

The Company has determined that no valuation allowance is necessary as it is more likely than not that the gross deferred tax asset as of December 31, 2000 and 1999 of $1,466 and $2,189, respectively, will be principally realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. Management believes that future taxable income will be sufficient to realize the benefits of temporary differences that cannot be realized through carryback to prior years or through the reversal of future temporary taxable differences.

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

An analysis of activity with respect to loans to directors, executive officers and principal shareholders of the Company for the years ended December 31, 2000, 1999 and 1998 follows:

                                          2000        1999        1998
                                          ----        ----        ----

Balance, beginning of year...........$  10,302    $  6,730    $  3,837

Additions............................   16,963      10,177       5,935
Repayments........................... (18,229)     (6,605)     (3,042)
                                      -------      ------      ------

Balance, end of year.................  $ 9,036   $  10,302     $ 6,730
                                       =======   =========     =======

Deposits from related parties were $3,636 and $4,342 at December 31, 2000 and 1999, respectively.

16. FEDERAL HOME LOAN BANK BORROWINGS
At December 31, 2000, Security Bank had outstanding advances from the Federal Home Loan Bank (FHLB) of $10,000 with a weighted average rate of 6.70% and a weighted average maturity of 4 months. These advances were collaterized by certain investment securities, certain residential first mortgage loans, deposits with the FHLB, and FHLB stock totaling approximately $10,000 at December 31, 2000. The FHLB requires the Banks to maintain a level of investment of FHLB stock. The required amount was $699 and $742 at December 31, 2000 and 1999, respectively.

The Company borrowed $2,000 in 2000 to complete the capitilization of Alliance Technology Inc. and to purchase additional shares of McKenzie State Bank stock.

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

Financial instruments have been construed to generally mean cash or a contract that implies an obligation to deliver or receive cash or another financial instrument to or from another entity. The estimated fair values of the Company's financial instruments are as follows:

                                       December 31, 2000         December 31, 1999
                                 Carrying Amount  Fair Value  Carrying Amount  Fair Value
                                 ---------------  ----------  ---------------  ----------
Financial assets:
  Cash and cash equivalents.............$ 18,209   $ 18,209       $ 16,692     $ 16,692
  Investment securities................. 108,406    108,406         87,904       87,904
  Loans and leases, net................. 219,125    222,004        184,110      182,058
  Mortgage servicing rights.............   3,137      4,217          2,717        2,947
  Mortgage loans held for sale..........   2,280      2,280          3,925        3,925
  Federal Home Loan Bank stock..........   2,374      2,374          2,181        2,181
  Federal Reserve Bank stock............     759        759            756          756

Financial liabilities:
  Deposits.............................. 312,273    312,514        263,969      264,193
  Securities sold under agreements to
  repurchase ...........................  10,619     10,619         13,501       13,501
  Short term borrowings.................     139        139            417          417
  Other borrowings......................   2,000      2,000            800          800
  Federal Home Loan Bank borrowings.....  10,000     10,000          4,000        4,000

Off balance sheet financial instruments:
  Loan commitments......................  73,790     73,790         42,072       42,072
  Letters of credit.....................     300        300            325          325

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

* Financial Assets - The estimated fair value approximates the carrying amount of cash equivalents. For investment securities, the fair value is based on quoted market prices. The fair value of loans is estimated by discounting future cash flows using current rates at which similar loans would be made. The fair value of mortgage servicing rights is estimated by discounting future cash flows using current rates at which similar loans would be made, and a constant prepayment rate of 5%. The fair value of mortgage loans held for sale, Federal Home Loan Bank stock and Federal Reserve Bank stock approximates their carrying amounts.

* Financial Liabilities - The estimated fair value of time deposits is estimated by discounting the future cash flows using current rates at which similar deposits would be made. The estimated fair value approximates the carrying amounts of short term borrowings, securities sold under agreements to repurchase and other borrowings. The estimated fair value of Federal Home Loan Bank borrowings is estimated by discounting the future cash flows using current rates at which similar borrowings would be made.

* Off-Balance Sheet Financial Instruments - The fair value of off-balance sheet commitments to extend credit is considered equal to notional amounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

The Company did not hold any derivative financial instruments in its investment portfolio at or during the year ended December 31, 2000, with the exception of collateralized mortgage obligations, carried at fair value.

18. SEGMENT INFORMATION
The Company has four reportable segments: commercial banking, mortgage banking, information technology services, and administration. The commercial banking segment's activities include the usual functions of a commercial bank: commercial real estate and installment loans; equipment leasing; checking and savings accounts; collection and escrow services and safe deposit facilities. The mortgage banking segment's activities include primarily the origination of residential mortgage loans and subsequent sale in the secondary market. The information technology services segment's activities include data, item, network and e commerce services to affiliate and non-affiliate companies. The administration segment's activities include strategic planning, management of investment portfolio, accounting, human resource administration, and data processing.

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

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the year ended December 31, 2000:

                                                                 Information
                                          Commercial  Mortgage   Technology                  Intersegment
                                           Banking     Banking    Services   Administration  Eliminations  Consolidated
                                           -------     -------    --------   --------------  ------------  ------------
Interest income...........................   $25,962    $1,205       $--          $--           $(173)         $26,994
Interest expense..........................    10,833       829        --          129            (173)          11,618
                                              ------       ---        --          ---            ----           ------
       Net interest income before provision   15,129       376        --        (129)               --          15,376
Provision for loan losses.................       301       (8)        --           --               --             293
                                                 ---       --         --           --               --             ---
       Net interest income................    14,828       384        --        (129)               --          15,083
Non-interest income.......................     3,208       933       305        6,108          (5,792)           4,762
Other non-interest expense................    12,704     1,045       378        4,661          (2,121)          16,667
                                              ------     -----       ---        -----          ------           ------
       Income (loss) before taxes and
       minority interest..................     5,332       272       (73)       1,318          (3,671)           3,178
Income taxes..............................     1,672        88       (26)       (918)               --             816
                                               -----        --       ---        ----                --             ---
Income (loss) before minority interest....     3,660       184       (47)       2,236          (3,671)           2,362
Loss attributable to minority interest....        --        --         --          --            (126)           (126)
                                                  --        --         --          --             ----            ----
       Net income (loss)..................    $3,660      $184      $(47)      $2,236         $(3,797)          $2,236
                                              ======      ====      ====       ======         =======           ======

Loans, net................................  $200,397   $21,008        $--         $--              $--        $221,405
Investments, net..........................   111,539        --         --          --               --         111,539
Other assets..............................    35,872     3,503      1,235      35,708         (35,760)          40,558
                                              ------     -----      -----      ------         -------           ------
       Total assets.......................  $347,808   $24,511     $1,235     $35,708        $(35,760)        $373,502
                                            ========   =======     ======     =======        ========         ========

Deposits..................................  $311,529    $1,779        $--         $--         $(1,035)        $312,273
Borrowings................................    21,558        --         --       2,000            (800)          22,758
Other liabilities.........................     2,121        86        (23)      1,023               --           3,207
                                               -----        --        ---       -----               --           -----
       Total liabilities..................  $335,208    $1,865       $(23)     $3,023         $(1,835)        $338,238
                                            ========    ======       ====      ======         =======         ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's onsolidated totals for the year ended December 31, 1999:

                                                                 Information
                                          Commercial   Mortgage  Technology                  Intersegment
                                           Banking      Banking   Services   Administration  Eliminations  Consolidated
                                           -------      -------   --------   --------------  ------------  ------------
Interest income...........................   $20,988       $--         $--        $12            $(95)         $20,905
Interest expense..........................     8,136        --          --         48             (95)           8,089
                                               -----        --          --         --              ---           -----
       Net interest income before provision   12,852        --          --       (36)               --          12,816
Provision for loan losses.................       470        --          --         --               --             470
                                                 ---        --          --         --               --             ---
       Net interest income................    12,382        --          --       (36)               --          12,346
Non-interest income.......................     3,115     2,403          --      4,325          (4,642)           5,201
Other non-interest expense................    10,940     1,985          --      3,396          (1,597)          14,724
                                              ------     -----          --      -----          ------           ------
       Income (loss) before taxes and
       minority interest..................     4,557       418          --        893          (3,045)           2,823
Income taxes..............................     1,574       149          --      (854)               --             869
                                               -----       ---          --      ----                --             ---
Income (loss) before minority interest....     2,983       269          --      1,747          (3,045)           1,954
Loss attributable to minority interest....        --        --          --         --               60              60
                                                  --        --          --         --               --              --
       Net income (loss)..................    $2,983      $269         $--     $1,747         $(2,985)          $2,014
                                              ======      ====         ===     ======         =======           ======

Loans, net................................  $188,035       $--         $--        $--              $--        $188,035
Investments, net..........................    90,841        --          --         --               --          90,841
Other assets..............................    38,693       269          --     30,065         (31,302)          37,725
                                              ------       ---          --     ------         -------           ------
       Total assets.......................  $317,569      $269         $--    $30,065        $(31,302)        $316,601
                                            ========      ====         ===    =======        ========         ========

Deposits..................................  $264,800       $--         $--        $--           $(831)        $263,969
Borrowings................................    20,953        --          --        800          (3,035)          18,718
Other liabilities.........................     1,074        --          --        816               --           1,890
                                               -----        --          --        ---               --           -----
       Total liabilities..................  $286,827       $--         $--     $1,616         $(3,866)        $284,577
                                            ========       ===         ===     ======         =======         ========

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the year ended December 31, 1998:

                                                                 Information
                                          Commercial   Mortgage  Technology                  Intersegment
                                           Banking      Banking   Services   Administration  Eliminations  Consolidated
                                           -------      -------   --------   --------------  ------------  ------------
Interest income...........................   $19,905       $--         $--        $93             $(3)         $19,995
Interest expense..........................     8,438        --          --         --              (3)           8,435
                                               -----        --          --         --               --           -----
       Net interest income before provision   11,467        --          --         93               --          11,560
Provision for loan losses.................     1,107        --          --         --               --           1,107
                                               -----        --          --         --               --           -----
       Net interest income................    10,360        --          --         93               --          10,453
Non-interest income.......................     2,609     2,904          --      2,163          (2,708)           4,968
ESOP compensation expense.................     1,884       717          --        898               --           3,499
Other non-interest expense................     8,556     1,888          --      4,176          (1,139)          13,481
                                               -----     -----          --      -----          ------           ------
       Income (loss) before taxes and
       minority interest..................     2,529       299          --    (2,818)          (1,569)         (1,559)
Income taxes..............................       995       111          --    (1,081)               --              25
                                                 ---       ---          --     ------               --              --
Income (loss) before minority interest....     1,534       188          --    (1,737)          (1,569)         (1,584)
Loss attributable to minority interest....        --        --          --         --               35              35
                                                  --        --          --         --               --              --
       Net income (loss)..................    $1,534      $188         $--   $(1,737)         $(1,534)        $(1,549)
                                              ======      ====         ===    =======          =======         =======

Loans, net................................  $150,942       $--         $--        $--              $--        $150,942
Investments, net..........................    90,231        --          --         --               --          90,231
Other assets..............................    35,445       237          --     30,151         (33,367)          32,466
                                              ------       ---          --     ------         -------           ------
       Total assets.......................  $276,618      $237         $--    $30,151        $(33,367)        $273,639
                                            ========      ====         ===    =======        ========         ========

Deposits..................................  $229,295       $--         $--        $--         $(2,500)        $226,795
Borrowings................................    16,495        --          --         --          (6,075)          10,420
Other liabilities.........................     3,811        50          --      1,307               --           5,168
                                               -----        --          --      -----               --           -----
       Total liabilities..................  $249,601       $50         $--     $1,307         $(8,575)        $242,383
                                            ========       ===         ===     ======         =======         ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

19.   PARENT COMPANY ONLY FINANCIAL DATA
The following sets forth the condensed financial information of Independent Financial Network, Inc. on a stand-alone basis:

                                     STATEMENT OF CONDITION

                                                             2000      1999
                                                             ----      ----
ASSETS
   Cash..................................................    $385      $554
   Fed funds sold........................................      --        --
                                                               --        --
   Total cash and cash equivalents.......................     385       554
   Investment in the subsidiaries........................  33,938    27,454
   Other assets..........................................   1,385     2,326
                                                            -----     -----
Total Assets............................................. $35,708   $30,334
                                                          =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Other liabilities.....................................  $1,023      $816
   Other borrowings......................................   2,000       800
                                                            -----       ---
Total Liabilities........................................   3,023     1,616
                                                            -----     -----
Stockholders' equity.....................................  32,685    28,718
                                                           ------    ------
Total liabilities and stockholders' equity............... $35,708   $30,334
                                                          =======   =======

                               STATEMENT OF INCOME

                                                    2000     1999         1998
                                                    ----     ----         ----
INCOME
    Income from the subsidiaries................. $3,671   $3,044       $1,569
    Other income.................................  2,437    3,696        3,591
                                                   -----    -----        -----
Total Income.....................................  6,108    6,740        5,160

EXPENSES
    Other expense................................  4,790    5,430        7,679
                                                   -----    -----        -----
Total Expense....................................  4,790    5,430        7,679

Income (loss) before income taxes................  1,318    1,310      (2,519)
Income tax benefit...............................  (918)    (704)        (970)
                                                    ----     ----         ----
Net income (loss)................................ $2,236   $2,014     $(1,549)
                                                  ======   ======     =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Dollars in Thousands, Except Per Share Data

                             STATEMENT OF CASH FLOWS

                                                    2000       1999         1998
                                                    ----       ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)..............................   $2,236     $2,014     $(1,549)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
    Provision for deferred income taxes........    (918)      (704)        (970)
    Equity in undistributed (earnings) losses of
    subsidiaries...............................  (2,596)    (1,144)        4,132
    Net change in other liabilities............      207        163        1,333
    Net change in other assets.................      941        620      (2,655)
    Other, net.................................       --         --        5,371
                                                      --         --        -----
Net cash (used in) provided by operating.......
activities.....................................    (130)        949        5,662

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for investments in and advances to....
subsidiaries...................................  (1,237)    (2,985)      (4,136)
Sale or repayment of investments in and advances
to subsidiaries................................       --         --          684
Other, net.....................................       --         --        (902)
                                                      --         --         ----
Net cash used in investing activities..........  (1,237)    (2,985)      (4,354)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long term debt....................       --         --           --
Proceeds from issuance of common stock.........       --         73           48
Increase in other borrowings...................    1,200        800           --
Dividends paid.................................      (2)      (894)      (1,626)
Other, net.....................................       --         --          234
                                                      --         --          ---
Net cash provided by (used in) financing
activities.....................................    1,198       (21)      (1,344)

Net decrease in cash and cash equivalents......    (169)    (2,057)         (36)
Cash and cash equivalents at beginning of year.      554      2,611        2,647
                                                     ---      -----        -----
Cash and cash equivalents at end of year.......     $385       $554       $2,611
                                                    ====       ====       ======

20. SUBSEQUENT EVENTS
In January 2001 the Company completed the purchase of the minority interest in Lincoln Security Bank, resulting in IFN having 100% ownership. The acquisition was accounted for using the purchase accounting method. Also in January of 2001, a $185,000 bond owned by Family Security Bank declined in value. The decline is due to the current energy crisis in California. The Company is unable to determine at this time if the decline in value is temporary or permanent. In addition, the Security Bank charter name was changed to Independent Financial Network Bank (IFN Bank). Security Bank, Security Mortgage and Roseburg Community Banking Company operate as divisions of IFN Bank.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table shows as to each nominee for Director and for those Directors whose terms have not yet expired, the identified information as of March 2, 2001:

                                                    Year Elected or
                                                    Appointed as       Year Term
Name                  Age       Position              Director          Expires
----                  ---       --------              --------          -------
Charles D. Brummel     61     Chairman/CEO              1974              2002
William A. Lansing     54   Vice Chairman/Director      1991              2001
Kenneth C. Messerle    60        Director               1992              2002
Glenn A. Thomas        59        Director               1995              2001
Ronald C. LaFranchi    48        Director               1997              2003
Gary L. Waggoner       59        Director               1999              2003
Robert L. Fullhart     69        Director               1997              2003

Information concerning the share ownership of directors can be found later within this document.

EXPERIENCE OF DIRECTORS
The business experience of each of the directors and executive officers for at least the past five years has been as follows:

     CHARLES D. BRUMMEL currently serves as Chairman of the Board, and serves as Director and Chief Executive Officer of the Company. He was a director of the Board of the Oregon Bankers Association from 1977 to 1989 and served as its president in 1986/1987. He also serves on the Board of Directors for BancInsure, Inc., an industry captive insurance company. He also served as a director of the American Bankers Association from 1986 to 1989 and currently serves as a member of the Board of Directors of each of the six subsidiary banks of the Company. Mr. Brummel is also President-elect of the Western Independent Bankers Association.

     WILLIAM A. LANSING is President of Menasha Corporation Forest Products Group, in North Bend, Oregon, where he has been employed since 1970. Mr. Lansing sits on the board of several state-wide (Oregon and Washington) timber related associations and has been recognized for his efforts in community and state affairs by both local and regional organizations.

     KENNETH C. MESSERLE sold his share in the family business of Messerle & Sons, Inc., a cattle and timber corporation, in Coos County. In 1996, he was elected to the State Legislature for District 48, and re-elected in 1998. In 2000, he was elected to the State Senate. Mr. Messerle also serves on the Board of Directors of Lincoln Security Bank.

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

     GARY L. WAGGONER has been a Director of Pacific State Bank since 1987, joining Independent Financial Network's Board in 1999. He currently serves as Chairman of the Board of Directors of Pacific State Bank, and is a rancher and timberland manager.

     ROBERT L. FULLHART has been a Director of Pacific State Bank since 1989, joining Independent Financial Network's Board in 1997 as a result of the acquisition of Pacific State Bank. He is the former owner of Fullhart Insurance Agency, which has five offices in Oregon.

During the year ended December 31, 2000 the Board of Directors held 12 regularly scheduled meetings. All directors attended at least 75 percent of the board meetings and committee meetings during the year.


COMMITTEES
The Company's Board of Directors has established a Compensation Committee comprised of William A. Lansing (Chair), Robert L. Fullhart, Glenn A. Thomas and Gary L. Waggoner. The Compensation Committee determines the salary of the Chief Executive Officer and the bonuses and stock option grants to the Chief Executive Officer and other executive officers of the Company.

The Board of Directors also has established a standing Audit Committee consisting of Kenneth C. Messerle (Chair), Ronald C. LaFranchi and Robert L. Fullhart. The Audit Committee is responsible for overseeing regulatory compliance matters, and reviewing periodic examinations by state and federal regulators of the Company and the subsidiary banks, and other external/internal audits. Each member of the audit committee is independent, as independence is defined under Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers. The Board has adopted an audit committee charter. The audit committee charter provides that employees of the company are not eligible to serve on the audit committee. The charter further provides that at least one member shall have had past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual's financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The board believes that each of the current members of the audit committee has employment experience that provides them with appropriate financial sophistication to serve on the audit committee.

The Board of Directors appointed a Nominating Committee, consisting of Ronald C. LaFranchi (Chair), Kenneth C. Messerle, William A. Lansing and Glenn A. Thomas, to recommend nominees for election of directors at the annual meeting of shareholders. Shareholders who wish to make recommendations to the Nominating Committee for directors to be nominated for election at the 2002 annual meeting of shareholders may do so in writing addressed to the Secretary of the Corporation at the address indicated above no later than November 5, 2001.

COMPENSATION
All Directors of the Company except Charles D. Brummel received $1,000 in compensation for each meeting of the Board of Directors attended in 2000. There is no separate compensation for participation in any of the Committees. Payment was made in the form of Company stock, purchased by the Company from existing stock on the market.

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

The following sets forth certain information about the executive officers of the Company, other than Chuck Brummel:

     ANTOINETTE M. POOLE, age 54, serves as the Company's Executive Vice President and Chief Operating Officer. Prior to fulfilling the responsibilities of Chief Operating Officer of the Company, she was Executive Vice President and Loan Administrator of Security Bank, and has served in a number of other officer positions. She has been employed by the Company since 1976.

     RONALD L. FARNSWORTH, age 30, employed by the Company since 1996, has served as Vice President and Chief Financial Officer of the Company since 1998. Prior to fulfilling the responsibilities of Chief Financial Officer of the Company, he was Assistant Vice President and Controller. Farnsworth was previously employed by KPMG LLP in Portland, Oregon, from 1993 to 1996.

Information concerning share ownership of executive officers can be found later within this document .


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

Based solely upon the Company's review of the copies of the filings it has received through the fiscal year ended December 31, 2000, the Company believes that all reporting persons made the filings required under Section 16 on a timely basis except for the following: William A. Lansing reported one transaction late; Ronald C. LaFranchi failed to report on Form 4 two transactions in 1999 that were subsequently reported on Form 5 for that year; and Glenn A. Thomas failed to report on Form 4 one transaction in 1999 that was subsequently reported on Form 5 for that year.


ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth compensation earned for the years ended December 31, 2000, 1999 and 1998 by each executive officer of the Company receiving over $100,000 of total compensation during such year:

                               Annual Compensation       Long term compensation
                               -------------------       ----------------------
                                                                 awards
                                                                 ------
                                                           Number of
                                                           Securities
                                                Other      Underlying  All other
Name and Position   Year  Salary(1)  Bonus Compensation(2) Options      comp (3)
-----------------   ----  ---------  ----- --------------- --------     --------

Charles D. Brummel  2000   189,670  $41,201   $33,433           --       $50,681
Chief Executive     1999  $183,343  $-        $22,822       83,870       $71,900
Officer             1998  $166,675  $48,855   $25,692           --       $76,603


(1) Includes amounts contributed by the named executive officer to the 401k plan.
(2) Consisting of Directors fees paid from the subsidiaries of the Company, of which Mr. Brummel is a Director, and Company provided auto and spousal travel.
(3) Consists of accrued earnings related to the Key Executive Deferred Compensation Plan for the benefit of the named Executive Officer. See "Other Benefit Plans".

INCENTIVE CASH BONUS PLAN. The Board of Directors of the Company believes that an incentive bonus based on earnings motivates management to perform at the highest levels. Management performance has a direct impact on the short-range and long-range profitability and viability of the institution and an incentive bonus promotes the retention of qualified management. Directors also believe that compensation programs with incentive pay as a significant portion of compensation allow base salaries to remain relatively constant, even during highly profitable periods, thereby containing salary costs during less profitable periods. The management incentive bonus program is at the discretion of the Board. Specific performance levels and awards are developed by the Compensation Committee of the Board and approved annually by the Board of Directors. The size of the total incentive is determined by a formula based upon the earnings of the Company.

PHANTOM STOCK DEFERRED COMPENSATION PLAN. In 1996, the Company established a deferred compensation plan for a select group of key employees to provide for unfunded, non-qualified deferred compensation to assist in attracting and retaining such key employees and to encourage such employees to devote their best efforts to the business of the Company. An eligible employee is permitted to defer up to 20% of that employee's base salary and 100% of any cash bonus, and is required to defer not less than 2% of base salary and 20% of any cash bonus. Deferred compensation is credited to the participant's account in the form of Phantom Stock Units, the number of units being determined by dividing the amount of the compensation deferred by the base price established annually by the Board of Directors for that Plan Year's deferrals. The base price of each unit is the average closing price of the Company's common stock for the last ten trading days of the preceding calendar year. Distributions to a participating employee are made in cash only and are distributed over a period not to exceed 60 months after the earlier of the employee's death, disability, termination of employment, change of control of the Company or the attainment of the age specified in the Plan agreement between the employee and the Company. Upon distribution, the deferred compensation amount is valued by multiplying the cumulative number of Phantom Stock Units by the average of the bid and ask prices of Company common stock on the date of distribution. Currently, Mr. Brummel and Mr. Nasim are the only participants in the plan.

SEVERENCE AGREEMENT. In addition to Mr. Brummel's regular compensation, the Company has agreed to pay him additional compensation should his employment with the Company be terminated under certain conditions. The severance agreement is effective only if Mr. Brummel's employment is involuntarily terminated in connection with the merger or sale of the Company, or if he elects to terminate his employment within one year of a merger or sale. In the event of such a termination, the Company has agreed to pay Mr. Brummel a sum equal to twelve times his monthly base salary in effect at the time of the merger or sale. The base salary includes monthly gross salary but does not include bonuses or other compensation, plus any deferred or unpaid portion of his annual bonus. If the severance agreement had been triggered as of December 31, 2000, Mr. Brummel would have been entitled to a payment of $236,040.

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

The Plan reserves 335,480 shares of the Company's unissued common stock for possible grants to employees. The purchase price of shares issuable upon exercise of options is not less than 100% of the fair market value per optioned share at the time of the grant. Each option granted under the plan is exercisable for up to ten years following the date of grant. Options generally become exercisable as to 20% of the shares one year after the date of grant, with an additional 20% becoming exercisable each year thereafter.

As of December 31, 2000, options to purchase 271,276 shares, adjusted for stock dividends and splits, were outstanding under the Plan. There were 48,838 options granted to employees in 2000, no options exercised and 9,116 options terminated. The following table sets forth information regarding options held by named executive officers as of March 2, 2001(1):

                       Number of   Percentage of    Exercise
Name                   Shares      Total Options    Price    Expiration Date
----                   ------      -------------    -----    ---------------

Charles D. Brummel     167,740         56.4%        $6.00(2)  April 30, 2005 to
                                                              August 16, 2009
(1)  Adjusted for the 5% stock dividend declared January 16, 2001.
(2)  Represents the weighted average exercise price of separate option grants.

The following table sets forth information regarding option holdings for the year ended December 31, 2000, with respect to the Executive Officer named in the Executive Compensation summary table:

                    # of unexercised options   Value of unexercised in-the-money
                        at year end (1)                options at year end
                        ---------------                -------------------
Name                 Exercisable   Unexercisable  Exercisable      Unexercisable
----                 -----------   -------------  -----------      -------------
Charles D. Brummel     100,644          67,096         $--               $--

     (1) On December 31, 2000, the fair market value of the Company's common stock (the fair market value) was $4.12. For purposes of the table, stock options with an exercise price less than the fair market value are considered "in the money" and have a value equal to the difference between the fair market value and the exercise price of the stock option multiplied by the number of shares covered by the stock option. As of December 31, 2000, the exercise price of all unexercised options were above the market value and were therefore not "in the money".

OTHER BENEFIT PLANS. The Company sponsors a Key Executive Deferred Compensation Plan (the ESI Plan) which is a noncontributory defined benefit plan covering a select group of key management employees. The ESI Plan is an unfunded plan providing supplementary retirement benefits. Benefits under the ESI Plan are based on years of service, final average pay and covered compensation. At December 31, 2000, the ESI Plan covered eight participants, including four current employees, two former employees with vested rights to future benefits, and two retirees and beneficiaries receiving benefits. In 1999, the Board of Directors voted to include Directors fees paid to Mr. Brummel in the average pay formula for his retirement benefits.

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

AUDIT COMMITTEE REPORT
The audit committee serves a vital function in overseeing the internal controls of the company and the financial reporting process, as well as ensuring that the audits of the Company's affairs are being conducted. Each of the members of the committee satisfies the definition of independent director as established by the Nasdaq National Market listing standards. In carrying out its duties, the audit committee

o Reviews and discusses with management the scope of internal and external audit activities and the audited financial statements of the company;

o Discusses with the company's independent auditors matters relating to the Statement on Auditing Standard No. 61.

o Receives disclosures from and discusses with the company's independent auditors, the auditor's independence in light of Independence Standards Board Standard No. 1.

o Makes a recommendation to the Board of Directors, based on the committees review of the audited financial statements and its discussions with the company's independent auditors, as to whether the audited financial statements should be included in the company's annual report filed with the Securities and Exchange Commission on Form 10-K.

The audit committee has reviewed and discussed with management the audited financial statements, and has discussed with the company's independent auditors the matters required to be discussed by SAS 61. In addition, the audit committee has received written disclosures and a letter from the company's independent auditor as required by ISB Standard No. 1, and has discussed with the company's independent auditor the auditor's independence. Based on the foregoing reviews, discussions, and disclosures, the audit committee has recommended the inclusion of the audited financial statements in the annual report on Form 10-K for fiscal year 2000 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee

         Kenneth C. Messerle, Chair
         Ronald C. LaFranchi
         Robert L. Fullhart

STOCK PERFORMANCE GRAPH
The following chart compares the yearly percentage change in the cumulative shareholder return on the Company's Common Stock during the period beginning September 13, 1996, when the Company first issued its shares publicly, and ending December 31, 2000, with (i) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) as reported by the Center for Research in Securities Prices and (ii) the Total Return Index for NASDAQ Bank Stocks as reported by the Center for Research in Securities Prices. This comparison assumes $100.00 was invested on September 13, 1996, in the Company's Common Stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHICS

                    9/13/96   12/31/96   12/31/97  12/31/98  12/31/99   12/31/00
                    ------------------------------------------------------------
INFN                $100.00   $106.06    $151.66    $112.37     $80.08    $65.97
NASDAQ STOCK MKT    $100.00   $108.38    $132.75    $187.20    $347.89   $209.32
NASDAQ BANK         $100.00   $115.36    $193.14    $191.89    $184.47   $210.63

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 2, 2001, the shares of common stock beneficially owned by all of the directors, nominees for election as directors, and executive officers of the Company. As of that date there were 5,418,656 shares of the Company's common stock issued and outstanding. All shares are held directly unless otherwise indicated.

           Name(1)                          Number of Shares    Percent of Class
           -------                          ----------------    ----------------

Charles D. Brummel (Director/Officer)(2)         200,858 (2)              3.71%

William A. Lansing (Director)(3)                  32,680 (3)                *

Kenneth C. Messerle (Director)(4)                 11,643 (4)                *

Glenn A. Thomas (Director)(5)                     15,063 (5)                *

Ronald C. LaFranchi (Director)(6)              1,006,118 (6)             18.57%
Gary L. Waggoner (Director)                       10,880                    *
Robert L. Fullhart (Director)(7)                  16,326 (7)                *
Antoinette M. Poole (Officer)(8)                  46,018 (8)                *

Ronald L. Farnsworth (Officer)(9)                 14,356 (9)                *


All Directors and Executive Officers
 as a Group (9 persons)                        1,353,942(2-9)            24.99%

-----------------------
*  Less than 1.0%

(1) The business address of all directors and officers is 170 S. Second St., Coos Bay, Oregon 97420.
(2) Charles D. Brummel's holdings include 1,418 shares held by his spouse and 3,676 shares in his spouse's trust and 78,346 shares held directly. Also includes 117,418 shares covered by stock options exercisable in 60 days.
(3)  All shares held in trust.
(4) Kenneth C. Messerle's holdings include 4,940 shares held in trust and 92 shares held as custodian for grandson.
(5)  Includes 339 shares held as custodian for his grandchildren.
(6) Includes 15,205 shares held as custodian for the benefit of minor children and 35,189 shares held in IRA.
(7) Robert L. Fullhart holds 1,883 shares in a corporation and 12,076 shares held in trust.
(8)  Includes 2,926 shares covered by stock options exercisable in 60 days.
(9) Ronald L. Farnsworth owns 6,763 shares directly and his spouse owns 2,843 shares. Also includes 4,750 shares covered by stock options exercisable in 60 days.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Some of the directors and officers of the Company, and members of their immediate families and firms and corporations with which they are associated, have had transactions with the Company, including borrowings and investments in time deposits. All such loans and investments have been made in the ordinary course of business, have been made on substantially the same terms, including interest rates paid or charged and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2000, the aggregate outstanding amount of all loans to officers and directors was approximately $9,036,000, which represented approximately 27.6% of the Company's consolidated shareholders' equity at that date. In addition, the Company had deposits from Directors and Officers totaling $3,636,000 as of December 31, 2000.

No director or principal officer of the Company has a direct family relationship with another director or executive officer of the Company.

Part IV
ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are being filed with this Form 10-K or incorporated herein by reference. This list constitutes the Exhibit Index:

Exhibit
-------

3(i)   Articles of Incorporation of Independent Financial Network, Inc. *

3(ii)  Bylaws of Independent Financial Network, Inc. *

4.0    Specimen Common Stock Certificate *

10.1 Termination Allowance Agreement, dated September 28, 1981, and amended December 15, 1988, between Security Bank and Charles D. Brummel *

10.2   Shareholders Agreement between Class A Common and
       Class B Common Shareholders of Lincoln Security Bank *

10.3   1995 Stock Option Plan of Independent Financial Network, Inc.*

10.4 1997 Directors Compensation Plan (incorporated by reference to the Company's registration statement on form S-8 (file No. 333-28095), declared effective by the Securities and Exchange Commission on May 30, 1997.

10.5   Schedule of 1991 Incentive Bonus Plan *

10.6   Security Bank Phantom Stock Deferred Compensation Plan *

10.7 2000 Directors Compensation Plan (incorporated by reference to the Company's registration statement on form S-8 (file No. 333-48104), declared effective by the Securities and Exchange Commission on October 17, 2000.

23.0   Consent of KPMG LLP

27.0   Financial Data Schedule

* Incorporated by reference to the Company's registration statement on Form SB-1 (File No. 33-80795) declared effective by the Securities and Exchange Commission on September 12, 1996.


Reports on Form 8-K:
--------------------
None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INDEPENDENT FINANCIAL NETWORK, INC.


                              By:   /s/ CHARLES D. BRUMMEL
                              ----------------------------
                              Charles D. Brummel, Chairman and
                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2001:



/s/Antoinette M. Poole
----------------------
Antoinette M. Poole, Executive Vice President and Chief Operating Officer



/s/Ron L. Farnsworth
--------------------
Ron L. Farnsworth, Vice President and Chief Financial Officer



/s/William A. Lansing                           /s/Kenneth C. Messerle
---------------------                           ----------------------
William A. Lansing, Director                    Kenneth C. Messerle, Director



/s/Glenn A. Thomas                              /s/Charles D. Brummel
------------------                              ---------------------
Glenn A. Thomas, Director                       Charles D. Brummel, Director



/s/Ronald C. LaFranchi                          /s/Gary L. Waggonner
----------------------                          --------------------
Ronald C. LaFranchi, Director                   Gary L. Waggonner, Director



/s/Robert L. Fullhart
---------------------
Robert L. Fullhart, Director