Form 10-Q
period 2001-03-31
INDEPENDENT FINANCIAL NETWORK
filed 2001-05-15
CIK 879116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the quarterly period ended March 31, 2001 or
                                        --------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]

         For the transition period from                  to                   .
                                        ---------------     -------------------

         Commission file number    0-27590

                       INDEPENDENT FINANCIAL NETWORK, INC.
               (Exact name of issuer as specified in its charter)
                  Oregon                                 93-0800253       .
         ---------------------------        -------------------------------
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)

         170 S. Second St., Coos Bay, Oregon                 97420   .
         ---------------------------------------          ------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                              Outstanding at May 8, 2001
                  -----                              --------------------------
         Common Stock, $5.00 par value                        5,418,136

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                            Mar. 31, 2001    Dec. 31, 2000
------                                            -------------    -------------

Cash and cash equivalents:
   Cash and due from banks                            $12,589           $12,459
   Federal funds sold                                  10,265             5,750
                                                       ------             -----
     Total cash and cash equivalents                   22,854            18,209

Investment securities available for sale              108,324           108,406
Loans, net                                            225,732           215,369
Mortgage loans held for sale, at cost which
  approximates market                                   2,263             2,280
Net investment in direct financing leases               3,533             3,756
Mortgage servicing rights                               3,292             3,137
Premises and equipment, net                            14,582            14,917
Federal Home Loan Bank stock, at cost                   2,412             2,374
Federal Reserve Bank stock, at cost                       759               759
Other assets                                            5,815             4,295
                                                     --------          --------
      Total assets                                   $389,566          $373,502
                                                     ========          ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Liabilities:
  Deposits:
    Demand                                            $56,442           $57,503
    NOW accounts                                       42,487            42,360
    Money market accounts                              56,468            54,117
    Savings accounts                                   21,824            21,038
    Time deposit                                      146,066           137,255
                                                      -------           -------
      Total deposits                                  323,287           312,273

Securities sold under agreements to repurchase         12,287            10,619
Short term borrowings                                      --               139
Federal Home Loan Bank borrowings                      10,000            10,000
Other borrowings                                        4,500             2,000
Other liabilities                                       4,309             3,207
                                                        -----             -----
      Total liabilities                               354,383           338,238
                                                      -------           -------

Minority interest in subsidiaries                       1,398             2,579
Shareholders' equity:
   Nonvoting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued             --                --
   Voting preferred stock, $5 par value.
      Authorized 5,000,000 shares; none issued             --                --
   Common stock, $5 par value.
      Authorized 10,000,000 shares - issued and
      outstanding 5,418,109 shares in 2001
      (5,418,646 shares in 2000)                       27,091            27,093
Surplus                                                 4,415             4,414
Retained earnings                                         902               493
Accumulated other comprehensive income                  1,377               685
                                                        -----               ---

         Total shareholders' equity                    33,785            32,685
                                                       ------            ------


Total liabilities, minority interest and shareholders'
   equity                                            $389,566          $373,502
                                                     ========          ========


     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME-UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Three months ended
                                                                  March 31,
                                                                  ---------
                                                               2001        2000
                                                               ----        ----
Interest income:
   Interest on loans                                          $5,335      $4,447
   Income on direct financing leases                              83          65
   Interest and dividends on securities:
      Taxable                                                  1,387       1,134
      Exempt from Federal income tax                             231         178
      Dividend income on Federal Home Loan Bank stock             38          35
      Dividend income on Federal Reserve Bank stock               11          11
      Interest on Federal funds sold                              80          55
                                                                  --          --
         Total interest income                                 7,165       5,925
                                                               -----       -----
Interest expense:
   Deposits
      NOW                                                        178         152
      Money market                                               544         517
      Savings                                                    131         131
      Time                                                     2,094       1,488
   Securities sold under agreements to repurchase                119         130
   Short term borrowings                                           6           6
   Federal Home Loan Bank borrowings                             143           8
   Other borrowings                                               81          21
                                                                  --          --
         Total interest expense                                3,296       2,453
                                                               -----       -----

      Net interest income                                      3,869       3,472
Provision for loan losses                                         67         146
                                                                  --         ---
      Net interest income after provision for loan losses      3,802       3,326
                                                               -----       -----

Other income:
   Service charges on deposit accounts                           414         342
   Gain on sale of investments available for sale, net           156          --
   Loan servicing fees                                           110          90
   Sold real estate loan fees                                    631         351
   Other                                                         202         241
                                                                 ---         ---
      Total other income                                       1,513       1,024
                                                               -----       -----

Other expense:
   Salaries and employee benefits                              2,754       2,277
   Occupancy of bank premises                                    293         276
   Furniture and equipment                                       509         449
   Professional fees                                             272         271
   FDIC assessment                                                15          13
   Supplies                                                      147         113
   Other                                                         735         580
                                                                 ---         ---
      Total other expense                                      4,725       3,979
                                                               -----       -----

      Income before provision for income taxes
      and minority interest                                      590         371
Provision for income taxes                                       184         116
                                                                 ---         ---
         Net income before minority interest                     406         255
Net loss attributable to minority interest                         3           5
                                                                   -           -
              Net income                                        $409        $260
                                                                ====        ====

              Net income per share - Basic                     $0.08       $0.05
                                                               =====       =====
              Net income per share - Diluted                   $0.08       $0.05
                                                               =====       =====




     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                              Three months ended
                                                                  March 31,
                                                               2001        2000
                                                               ----        ----

Net Income                                                     $409        $260

Other comprehensive income, net of income tax:

Unrealized gain (loss) on investment securities
(Net of tax of $432 and $(79) for the three months ended
March 31, 2001 and 2000, respectively)                          692        (140)
                                                                ---        -----

Comprehensive income                                         $1,101         $120
                                                             ======         ====


     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                             (DOLLARS IN THOUSANDS)
                                                    Three months ended March 31,
                                                              2001         2000
                                                              ----         ----
Cash flows from operating activities:
Net income                                                    $409         $260
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Depreciation and amortization                               429          261
   Deferred tax benefit                                        (1)         (13)
   Provision for loan losses                                    67          146
   Origination of mortgage loans held for sale            (32,727)     (12,666)
   Proceeds from mortgage loans sold                        32,744       13,535
   Net gain on sale of investment securities
   available for sale                                        (156)           --
   Increase in mortgage servicing rights                     (155)         (10)
   Federal Home Loan Bank stock dividend                      (38)         (35)
   Increase in other assets                                (1,520)        (548)
   Increase in other liabilities                               673          609
   Net loss attributable to minority interest                  (3)          (5)
                                                           -------    ---------
      Net cash (used in) provided by operating activities    (278)        1,534
                                                           -------    ---------

Cash flows from investing activities:
   Purchase of investment securities available for sale   (10,836)      (8,134)
   Proceeds from sale of securities available for sale       7,046           --
   Proceeds from maturities and call of investment
   securities available for sale                             5,110        5,426
   Net loan originations                                   (1,333)      (6,254)
   Purchase of participations                              (9,097)      (2,827)
   Additions to premises and equipment                        (52)        (643)
   Purchase of Federal Reserve Bank stock                       --          (3)
   Originations of direct financing leases                    (22)        (796)
   Gross payments on direct financing leases                   245          325
   Minority Interest in subsidiaries                       (1,181)        (130)
                                                           -------        -----
      Net cash used in investing activities               (10,120)     (13,036)
                                                          --------     --------

Cash flows from financing activities:
     Net increase in deposits                               11,014       18,484
     Increase (decrease) in securities sold with
     agreements to repurchase                                1,668      (4,522)
     Decrease of Federal Home Loan Bank borrowings              --      (4,000)
     Increase in other borrowings                            2,500          400
     Proceeds from issuance of common stock                     --            1
     Decrease in short term borrowings                       (139)        (317)
                                                          --------       ------
      Net cash provided by financing activities             15,043       10,046
                                                          --------       ------

      Net increase (decrease) in cash and cash equivalents   4,645      (1,456)
Cash and cash equivalents at beginning of period            18,209       16,692
                                                            ------       ------
Cash and cash equivalents at end of period                 $22,854      $15,236
                                                           =======      =======

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Interest                                            $3,267       $1,907
        Income taxes                                           $--           $7
Supplemental disclosures of investing activities:
   Unrealized gain (loss) on investment
        securities available for sale, net of tax             $692       $(140)

     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  Basis of Financial Statement Presentation
     -----------------------------------------
The interim condensed consolidated financial statements include the accounts of Independent Financial Network (IFN, or the Company) (formerly Security Bank Holding Company), a bank holding company, its wholly-owned subsidiaries, IFN Bank (which includes Security Bank, Security Mortgage and Roseburg Community Banking Company), Pacific State Bank (Pacific State), Family Security Bank (Family Security), Lincoln Security Bank (Lincoln Security), and Alliance Technology Inc., and its majority-owned subsidiaries, McKenzie State Bank (McKenzie State) and Oregon State Bank (Oregon State). All significant intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates. The balance sheet data as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's 2000 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements, including the notes thereto, included in the Company's 2000 Annual Report to Shareholders. Certain amounts for 2000 have been reclassified to conform with the 2001 presentation. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

(2)  Stock Dividend
     --------------
On January 16, 2001, the Company declared a 5% stock dividend on the Company's common stock which was paid on March 16, 2001 to stockholders of record on March 2, 2001. The dividend was charged to retained earnings in the amount of $1.2 million, which was based on the fair value of the Company's common stock. In addition to the 5% stock dividend, the Company increased the number of stock options and purchase rights under the 1995 Stock Option Plan by 5% and reduced the exercise prices accordingly. All references to weighted average shares outstanding, per share amounts, stock purchase rights, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 5% stock dividend and its retroactive effect.

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

                                                    Three months ended March 31,
                                                    ----------------------------
                                                           2001           2000
                                                           ----           ----

Weighted average shares - basic                         5,418,130      5,418,700

Potential dilution of stock options                        *2,306        **3,154
                                                            -----          -----

Weighted average shares - diluted                       5,420,436      5,421,854
                                                        =========      =========

*Options to purchase 250,276 shares of common stock at $4.56-$10.90 per share were outstanding during the first quarter of 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

** Options to purchase 147,683 shares of common stock at $6.68-$10.90 per share were outstanding during the first quarter of 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4)  Other Borrowings
     ----------------
At March 31, 2001 the Company had $4,500,000 in borrowings from a third party bank, with interest based on the prime rate (the prime rate was 8.00% at March 31, 2001). The term loan will mature in 2011.

(5)  Federal Home Loan Bank Borrowings
     ---------------------------------
At March 31, 2001 the Company had outstanding advances from the Federal Home Loan Bank (FHLB) of $10,000,000 with a fixed rate of 5.34% and a maturity in 2002. These advances were collaterized by certain investment securities, certain residential first mortgage loans, deposits with the FHLB, and FHLB stock totaling approximately $10,000,000 at March 31, 2001.

(6)  Acquisition of Lincoln Security Bank
     ------------------------------------
In January of 2001 the Company completed the purchase of the minority interest in Lincoln Security Bank (LSB), resulting in IFN having 100% ownership. IFN had owned approximately 68% of LSB since its inception in May 1996. The purchase price of the minority interest was $25 per share for a total of approximately $2.6 million. The acquisition was accounted for using the purchase accounting method, and resulted in approximately $1.4 million in goodwill, which is being amortized over 15 years.

(7)  Segment Information
---  -------------------
The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended March 31, 2001.

                                                Information
                          Commercial  Mortgage  Technology                   Intersegment
                           Banking    Banking   Services    Administration   Eliminations   Consolidated
                           -------    -------   --------    --------------   ------------   ------------
Interest Income             $6,920       $265        $--         $--              $(20)          $7,165
Interest Expense             3,216         19         --          81               (20)           3,296
                             -----         --         --          --               ----           -----
  Net interest income
    before provision         3,704        246         --        (81)                 --           3,869
Provision for loan loss         67         --         --          --                 --              67
                                --         --         --          --                 --              --
  Net interest income        3,637        246         --        (81)                 --           3,802

Non-interest income            908        631        380       1,023            (1,429)           1,513

Other non-interest expense   3,336        689        528         764              (592)           4,725
                             -----        ---        ---         ---              -----           -----

   Income before taxes and
    minority interest        1,209        188      (148)         178              (837)             590

Provision for income taxes     407         60       (52)       (231)                 --             184
                               ---         --       ----       -----                 --             ---

   Income before minority
    interest                   802        128       (96)         409              (837)             406

Loss attributable to
  minority interest             --         --         --          --                  3               3
                                --         --         --          --                  -               -

  Net income                  $802       $128      $(96)        $409             $(834)            $409
                              ====       ====      =====        ====             ======            ====

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended March 31, 2000.

                                                Information
                          Commercial  Mortgage  Technology                   Intersegment
                           Banking    Banking   Services    Administration   Eliminations   Consolidated
                           -------    -------   --------    --------------   ------------   ------------
Interest Income             $5,991        $--        $--         $--              $(66)          $5,925
Interest Expense             2,498         --         --          21               (66)           2,453
                             -----         --         --          --               ----           -----
  Net interest income
    before provision         3,493         --         --        (21)                 --           3,472
Provision for loan loss        146         --         --          --                 --             146
                               ---         --         --          --                 --             ---
  Net interest income        3,347         --         --        (21)                 --           3,326

Non-interest income            733        234         --       1,218            (1,161)           1,024

Other non-interest expense   3,100        256         --       1,138              (515)           3,979
                             -----        ---         --       -----              -----           -----

  Income before taxes and
   minority interest           980       (22)         --          59              (646)             371

Provision for income taxes     340        (8)         --       (216)                 --             116
                               ---        ---         --       -----                 --             ---

  Income before minority
   interest                    641       (14)         --         275              (646)             255

Loss attributable to
  minority interest             --         --         --          --                  5               5
                                --         --         --          --                  -               -

  Net income                  $641      $(14)        $--        $275             $(641)            $260
                              ====      =====        ===        ====             ======            ====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FOR THE QUARTER ENDED MARCH 31, 2001 AND 2000

GENERAL. Net income increased $149,000 or 57% for the three months ended March 31, 2001 over the same period in 2000. The increase is primarily due to growth in loans and investments. Loan servicing fees also increased due to higher activity with the decline in interest rates. Increases were offset by higher expenses due to expansion in Alliance Technology Inc., increased activity in Security Mortgage Company, and new branch offices in Winston, Lakeside and Waldport, Oregon.

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

Net interest income before the provision for loan losses increased $397,000 or 11% for the three months ended March 31, 2001 over the same period in 2000. Of the increase of $397,000, an increase in volume accounted for an increase of $500,000, offset by a decrease in rate of $103,000. Average interest earning assets increased $51 million, while average interest bearing liabilities increased $53 million. The increase in average interest earning assets and interest bearing liabilities resulted from the overall growth strategy of the Company, primarily in loans and deposits.

The average net interest spread decreased from 4.72% to 4.55%, mainly due to the higher cost of deposits and the increase in other borrowings. Average rates paid increased 49 basis points to 3.95% in the first quarter of 2001 from 3.46% in the first quarter of 2000, primarily from an increase in time certificates of deposit, which carry a higher interest cost than other deposits and the increase in other borrowings at prime rate. In addition, average earning asset yields increased 32 basis points from 8.18% to 8.50%, resulting from an increase in market interest rates for loans and investment securities. The Company's net interest margin for the first quarter of 2001 was 4.59%, a decrease of 20 basis points from 4.79% for the first quarter of 2000.

PROVISION FOR LOAN LOSSES. The loan loss provision during the three-month period ended March 31, 2001, was $67,000 and $146,000 for the same period in 2000. The decrease is primarily due to low net charge offs. At March 31, 2001 the consolidated loan loss ratio was 1.19% of gross loans, compared to 1.22% at December 31, 2000.

Net charge-offs during the three month periods were $16,000 and $12,000 for 2001 and 2000, respectively. Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level. The allowance for loan losses was $2,795,000 at March 31, 2001, as compared to $2,742,000 at December 31, 2000.

Non-performing assets (defined as loans on non-accrual status, 90 days or more past due, and other real estate owned) were $789,000 and $650,000 at March 31, 2001 and December 31, 2000, respectively. Management believes the loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income increased $489,000 to $1,513,000 for the three months ended March 31, 2001 as compared to $1,024,000 for the same period in 2000. The increase in other income is due primarily to an increase in sold real estate loan fees, resulting from a decrease in overall mortgage interest rates over the same period a year ago. In addition, the Company recognized $156,000 in securities gains in the first quarter of 2001. Other increases were also experienced in service charges on deposits and loan servicing fees, based on increased levels of deposits and serviced loans.

OTHER EXPENSE. Other expense increased 19% to $4,725,000 for the three months ended March 31, 2001 compared to $3,979,000 for the same period in 2000. Salaries and employee benefits, the largest non-interest expense, increased $477,000 or 21%. The increase in salaries is primarily due to the additions of Alliance Technology Inc, the new branches in Winston, Lakeside and Waldport and annual increases in personnel costs. Other expense increased $155,000 or 27% primarily due to early pay-offs on mortgage servicing rights. Additional increases were experienced in all remaining categories resulting from the Company's overall growth strategy.
--------------------------------------------------------------------------------
FINANCIAL CONDITION
Total assets have increased 4% to $389.6 million at March 31, 2001 compared to $373.5 million at December 31, 2000.

Net loans, leases, mortgage servicing rights and mortgage loans held for sale increased in the period from $225 million at December 31, 2000 to $235 million at March 31, 2001. The increase is due to the growth strategy of the Company and the addition of the new branches.

The decrease in premises and equipment at March 31, 2001 results from fewer additions in the current year. Increases were experienced in the prior year due to expansion activities underway by the Company at Oregon State Bank and the Winston/Green branch of Security Bank in Winston, Oregon.

Other assets increased at March 31, 2001 due primarily to a $1 million increase in goodwill as a result of the purchase of the minority interest in Lincoln Security Bank. Prepaid assets and other suspense items, which include inventory and projects in progress at Alliance Technology Inc. also increased. Increases were offset by a decrease in deferred tax assets.

Deposit growth has continued for the first quarter of 2001, increasing $11 million, or 4% to $323 million at March 31, 2001, compared to $312 million at December 31, 2000. The growth in 2001 has been predominantly spread between money market accounts, savings accounts, and time certificates of deposit.

Securities sold under agreements to repurchase increased $1.7 million to $12.3 million at March 31, 2001, compared to $10.6 million at December 31, 2000, resulting mainly due to timing differences with the commercial repurchase agreements and customer deposit levels.

Other borrowings increased to $4.5 million at March 31, 2001. The increase is due to borrowings from a third party bank to purchase the minority interest in Lincoln Security Bank.

Other liabilities increased to $4.3 million at March 31, 2001, compared to $3.2 million at December 31, 2000 due primarily to increases in temporary suspense items and accrued expenses.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position through maintenance of cash resources and a stable core deposit base. A further source of liquidity is the Company's ability to borrow funds. The Company maintains four unsecured lines of credit totaling $33 million for the purchase of funds on an overnight basis. The Company is also a member of the Federal Home loan Bank, which provides a secured line of credit in the amount of $54 million, and other funding opportunities for liquidity and asset/liability matching. As of March 31, 2001 no funds were borrowed under the Company's unsecured lines of credit and $10 million in borrowings from the Federal Home Loan Bank were outstanding. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and adequate over the past several years. Short-term deposits have continued to grow and excess investable cash is invested on a short-term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long-term liquidity.

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

At March 31, 2001, the Company's estimated regulatory capital ratios were as follows: Total Risk-based Capital Ratio of 12.42%, Tier 1 Capital Ratio of 11.43% and Leverage Capital Ratio of 8.52%. This was compared to 13.32%, 12.27% and 9.14% for total Risk-based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 2000. If the Company were fully leveraged, further growth would be restricted to the level attainable through generation and retention of net income unless the Company were to seek additional capital from outside sources.


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

Interest rate risk is calculated quarterly and reported to the Asset/Liability Management Committee and then to the respective Boards of Directors. Significant changes in the structure of the Company's finances can be modeled during the quarters to ensure continued compliance with these policy limits. At no time during 2000 and for the quarter ended March 31, 2001 were these limitations exceeded. Management has assessed these limits and believes that there has been no material change since December 31, 2000.

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

          (a)     Exhibits.
                  None.

          (b)     Reports on Form 8-K.
                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:    May 8, 2001.

                                     INDEPENDENT FINANCIAL NETWORK, INC.


                                     By:  /s/ Charles D. Brummel
                                        ---------------------------------
                                        Charles D. Brummel
                                        Chairman and Chief Executive Officer