Form 10-Q
period 2001-06-30
INDEPENDENT FINANCIAL NETWORK
filed 2001-08-14
CIK 879116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the quarterly period ended June 30, 2001 or
                                        -------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]

         For the transition period from                  to                   .
                                        ----------------    -------------------

         Commission file number    0-27590

                       INDEPENDENT FINANCIAL NETWORK, INC.
               (Exact name of issuer as specified in its charter)

                  Oregon                                 93-0800253          .
         ---------------------------       -----------------------------------
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)

         170 S. Second St., Coos Bay, Oregon                     97420   .
         ---------------------------------------              ------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                           Outstanding at August 10, 2001
                  -----                           ------------------------------
         Common Stock, $5.00 par value                        5,418,156

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS-UNAUDITED
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                           June 30, 2001    Dec. 31, 2000
------                                           -------------    -------------

Cash and cash equivalents:
   Cash and due from banks                           $12,501           $12,459
   Federal funds sold                                  3,580             5,750
                                                       -----             -----
    Total cash and cash equivalents                   16,081            18,209

Investment securities available for sale             102,451           108,406
Loans, net                                           249,257           215,369
Mortgage loans held for sale, at cost which
  approximates market                                  5,506             2,280
Net investment in direct financing leases              3,843             3,756
Purchased mortgage servicing rights                    3,999             3,137
Premises and equipment, net                           14,808            14,917
Federal Home Loan Bank stock, at cost                  2,496             2,374
Federal Reserve Bank stock, at cost                      767               759
Other assets                                           5,033             4,295
                                                    --------          --------
         Total assets                               $404,241          $373,502
                                                    ========          ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Liabilities:
  Deposits:
    Demand                                           $62,049           $57,503
    NOW accounts                                      44,052            42,360
    Money market accounts                             56,893            54,117
    Savings accounts                                  21,890            21,038
    Time deposit                                     150,098           137,255
                                                     -------           -------
      Total deposits                                 334,982           312,273

Securities sold under agreements to repurchase        10,110            10,619
Short term borrowings                                     --               139
Other borrowings                                       4,188             2,000
Federal Home Loan Bank borrowings                     15,000            10,000
Other liabilities                                      3,982             3,207
                                                       -----             -----
      Total liabilities                              368,262           338,238
                                                     -------           -------
Minority interest in subsidiaries                      1,565             2,579
Shareholders' equity:
  Nonvoting preferred stock, $5 par value.
    Authorized 5,000,000 shares; none issued              --                --
  Voting preferred stock, $5 par value.
    Authorized 5,000,000 shares; none issued              --                --
  Common stock, $5 par value.
    Authorized 10,000,000 shares - issued and
    outstanding 5,418,156 shares in 2001
    (5,418,646 shares in 2000)                        27,092            27,093
Surplus                                                4,414             4,414
Retained earnings                                      1,493               493
Accumulated other comprehensive income                 1,415               685
                                                       -----               ---
      Total shareholders' equity                      34,414            32,685
                                                      ------            ------

Total liabilities, minority interest and shareholders'
  equity                                            $404,241          $373,502
                                                    ========          ========

     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME-UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Quarter Ended                      Six Months Ended
                                                                June 30,                             June 30,
                                                                --------                             --------
                                                             2001         2000                 2001           2000
                                                             ----         ----                 ----           ----
Interest income:
     Interest on loans                                     $5,682       $4,835               $11,017        $9,282
     Income on direct financing leases                         91           85                   174           149
     Interest and dividends on securities:
         Taxable                                            1,371        1,289                 2,759         2,423
         Exempt from Federal income tax                       231          177                   462           356
         Dividend income on Federal Home Loan Bank stock       43           36                    81            71
         Dividend income on Federal Reserve Bank stock         11           11                    23            23
         Interest on Federal funds sold                        49           45                   127            99
                                                               --           --                   ---            --
              Total interest income                         7,478        6,478                14,643        12,403
                                                            -----        -----                ------        ------
Interest expense:
     Deposits
         NOW                                                  177          158                   355           310
         Money market                                         516          567                 1,060         1,084
         Savings                                              147          142                   278           273
         Time 2,097                                         1,577        4,192                 3,065
     Securities sold under agreements to repurchase           125          148                   243           279
     Short term borrowings                                     --            6                     6            12
Federal Home Loan Bank borrowings                              --          216                    --           439
     Federal Home Loan Bank borrowings                        170          131                   313           139
     Other borrowings                                          80           29                   161            49
                                                               --           --                   ---            --
              Total interest expense                        3,312        2,758                 6,608         5,211
                                                            -----        -----                 -----         -----

     Net interest income before provision for loan losses   4,166        3,720                 8,035         7,192
Provision for loan losses                                      76          118                   142           264
                                                               --          ---                   ---           ---
         Net interest income                                4,090        3,602                 7,893         6,928
                                                            -----        -----                 -----         -----

Other income:
     Service charges on deposit accounts                      439          395                   854           738
     Gain on sale/call of investments available for sale, net  20           --                   177            --
     Loan servicing fees                                      102           91                   212           181
     Sold real estate loan fees                             1,213          501                 1,843           851
     Other                                                    433          334                   634           575
                                                              ---          ---                   ---           ---
         Total other income                                 2,207        1,321                 3,720         2,345
                                                            -----        -----                 -----         -----

Other expense:
     Salaries and employee benefits                         3,242        2,292                 5,996         4,568
     Occupancy of bank premises                               313          281                   606           557
     Furniture and equipment                                  537          458                 1,046           907
     Professional fees                                        364          333                   636           604
     FDIC assessment                                           14           13                    29            27
     Supplies                                                 164          152                   311           264
     Other                                                    941          625                 1,677         1,206
                                                              ---          ---                 -----         -----
         Total other expense                                5,575        4,154                10,301         8,133
                                                            -----        -----                ------         -----

         Income before provision for income taxes             722          769                 1,312         1,140
Provision for income taxes                                    128          210                   312           325
                                                              ---          ---                   ---           ---
              Net income before minority interest             594          559                 1,000           815
Net (income) loss attributable to minority interest            (2)         (33)                     1          (28)
                                                              ---         ----                     -          ----
              Net income                                     $592         $526                $1,001          $787
                                                             ====         ====                ======          ====

              Net income per share - basic                  $0.11        $0.10                 $0.18         $0.15
                                                            =====        =====                 =====         =====
              Net income per share - diluted                $0.11        $0.10                 $0.18         $0.15
                                                            =====        =====                 =====         =====

     See accompanying notes to condensed consolidated financial statements.


                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                              Quarter Ended                      Six Months Ended
                                                                June 30,                             June 30,
                                                                --------                             --------
                                                             2001         2000                 2001           2000
                                                             ----         ----                 ----           ----

Net Income                                                   $592         $526                $1,001          $787

Other comprehensive income, net of income tax:

Unrealized gain (loss) on investment securities
(Net of tax of $23 and $(8) for the quarter ended
June 30, 2001 and 2000 and $455 and $71 for the
six months ended June 30, 2001 and 2000, respectively.)        38           70                   730           (69)
                                                               --           --                   ---          ----

Comprehensive income                                         $630         $596                $1,731          $718
                                                             ====         ====                ======          ====


     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                             (DOLLARS IN THOUSANDS)
                                                      Six months ended June 30,
                                                              2001        2000
                                                              ----        ----
Cash flows provided by operating activities:
Net income                                                  $1,001        $787
Adjustments to reconcile net income to net cash (used
in) provided by operating activities:
     Depreciation                                              818         703
     Net amortization of investment premiums/discounts          79         159
     Deferred tax expense (benefit)                              3         (73)
     Provision for loan losses                                 142         264
     Origination of mortgage loans held for sale          (117,801)    (36,705)
     Proceeds from mortgage loans sold                     114,575      36,317
     Net gain on call/sale of investment securities
     available for sale                                       (177)         --
     Federal Home Loan Bank stock dividend                     (81)        (64)
     Increase in mortgage servicing rights                    (862)       (143)
     Increase in other assets                                 (738)       (889)
     Decrease in other liabilities                             315         919
     Net (loss) income attributable to minority interest        (1)         28
                                                                --          --
       Net cash (used in) provided by operating activities  (2,727)      1,303

Cash flows from investing activities:
     Purchase of investment securities available for sale  (15,603)    (21,439)
     Proceeds from sale of securities available for sale    11,873          41
     Proceeds from maturities and call of investment
     securities available for sale                          10,968      11,631
     Net loan originations                                 (20,333)    (16,000)
     Purchase of participations                            (13,697)     (3,977)
     Additions to premises and equipment                      (709)     (1,672)
     Purchase of Federal Home Loan Bank stock                  (41)        (45)
     Purchase of Federal Reserve Bank stock                     (8)         (3)
     Originations of direct financing leases                  (679)     (1,434)
     Gross payments on direct financing leases                 592         660
     Minority interest in subsidiaries                      (1,013)       (731)
                                                            ------        ----
       Net cash used in investing activities               (28,650)    (32,969)

Cash flows from financing activities:
     Net increase in deposits                               22,709      27,107
     Decrease in securities sold with agreements to
     repurchase                                               (509)     (1,531)
     Federal Home Loan Bank borrowings                       5,000      10,000
     Payments on Federal Home Loan Bank borrowings              --      (4,000)
     Increase in other borrowings                            2,188         800
     Proceeds from issuance of common stock                     --           1
     (Decrease) increase in short term borrowings             (139)        103
                                                              ----         ---
       Net cash provided by financing activities            29,249      32,480
       Net (decrease) increase in cash and cash
       equivalents                                          (2,128)        814
Cash and cash equivalents at beginning of period            18,209      16,692
                                                            ------      ------
Cash and cash equivalents at end of period                 $16,081     $17,506
                                                           =======     =======
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                            $6,624      $5,071
        Income taxes                                          $252         $75
Supplemental disclosures of investing activities:
     Unrealized gain (loss) on investment
        securities available for sale, net of tax             $730        $(69)
     Acquisition of minority interest in Lincoln
        Security Bank                                       $2,600         $--

     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  Basis of Financial Statement Presentation
     -----------------------------------------
The interim condensed consolidated financial statements include the accounts of Independent Financial Network (IFN, or the Company) (formerly Security Bank Holding Company), a bank holding company, its wholly-owned subsidiaries, IFN Bank (which includes Security Bank and its divisions, Security Mortgage and Roseburg Community Banking Company), Pacific State Bank, Family Security Bank, Lincoln Security Bank, and Alliance Technology Inc., and its majority-owned subsidiaries, McKenzie State Bank and Oregon State Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements include all normal recurring adjustments that the Company considers necessary for a fair presentation of the results of operations for such interim periods. In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheets and income and expenses for the periods. Actual results could differ from those estimates. The balance sheet data as of December 31, 2000 was derived from audited financial statements, but does not include all disclosures contained in the Company's 2000 Annual Report to Shareholders. The interim condensed consolidated financial statements should be read in conjunction with the December 31, 2000 consolidated financial statements, including the notes thereto, included in the Company's 2000 Annual Report to Shareholders. Certain amounts for 2000 have been reclassified to conform with the 2001 presentation. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

(2)  Stock Dividend
     --------------
On January 16, 2001, the Company declared a 5% stock dividend on the Company's common stock, which was paid on March 16, 2001 to stockholders of record on March 2, 2001. The dividend was charged to retained earnings in the amount of $1.2 million, which was based on the then-current fair value of the common stock issued in respect of the dividend. In connection with the 5% stock dividend, the Company increased the number of stock options and purchase rights under the 1995 Stock Option Plan by 5% and reduced the exercise prices accordingly. All references to weighted average shares outstanding, per share amounts, stock purchase rights, option shares, and exercise prices included in the accompanying consolidated financial statements and notes reflect the 5% stock dividend and its retroactive effect.

(3)  Earnings Per Share
     ------------------
Basic and diluted earnings per share are based on the weighted average number of common shares outstanding during each period, with diluted earnings data including the effect of the exercise of all authorized and outstanding options. The effect of stock options outstanding on diluted earnings per share is calculated using the treasury stock method. The following table presents information relating to the weighted average number of common shares outstanding for all periods presented for both basic and diluted earnings per share calculations:

                                    Three months ended June 30,     Six months ended June 30,
                                    ---------------------------     -------------------------
                                          2001         2000             2001         2000
                                          ----         ----             ----         ----

Weighted average shares - basic        5,418,145    5,418,684        5,418,137    5,418,723

Potential dilution of stock options      *15,258         **--        ***10,465      ****208
                                          ------           --           ------         ----

Weighted average shares - diluted      5,433,403    5,418,684        5,428,602    5,418,931
                                       =========    =========        =========    =========

*Options to purchase 158,960 shares of common stock at $6.68-$10.90 per share were outstanding during the three months ended June 30, 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares at that date.

**Options to purchase 259,392 shares of common stock at $4.56-$10.90 per share were outstanding during the three months ended June 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares at that date.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

***Options to purchase 153,172 shares of common stock at $4.74-$10.90 per share were outstanding during the six months ended June 30, 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares at that date.


****Options to purchase 237,342 shares of common stock at $4.67-$10.90 per share were outstanding during the six months ended June 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares at that date.

(4)  Other Borrowings
     ----------------
At June 30, 2001 the Company had $4,188,000 in borrowings from a third party bank, with interest based on the prime rate (6.75% at June 30, 2001). The term loan will mature in 2011.

(5)  Federal Home Loan Bank Borrowings
     ---------------------------------
At June 30, 2001 the Company had outstanding advances from the Federal Home Loan Bank ("FHLB") of $15,000,000 with a weighted average rate of 5.02% and a maturity in 2002. These advances were collateralized by certain investment securities, certain residential first mortgage loans, deposits with the FHLB, and FHLB stock totaling approximately $15,000,000 at June 30, 2001.

(6)  Acquisition of Lincoln Security Bank
     ------------------------------------
In January of 2001 the Company completed the purchase of the minority interest in Lincoln Security Bank, resulting in IFN having 100% ownership. IFN had owned approximately 68% of Lincoln Security Bank since its inception in May 1996. The purchase price of the minority interest was $25 per share for a total of approximately $2.6 million. The acquisition was accounted for using the purchase accounting method, and resulted in approximately $1.4 million in goodwill, which is being amortized over 15 years.

(7)  Merger Agreement
     ----------------
On June 22, 2001 Independent Financial Network announced it had entered into an agreement to merge into Umpqua Holdings Corporation, and to merge its six subsidiary banks into Umpqua Holdings' subsidiary bank, Umpqua Bank. The proposed transaction, which is subject to regulatory and shareholder approvals, is structured as a tax-free exchange and is to be accounted for as a pooling of interests. The transaction is expected to close in the fourth quarter of this year.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(8)  Segment Information
     -------------------
The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended June 30, 2001.

                                                Information
                          Commercial  Mortgage  Technology                   Intersegment
                             Banking   Banking   Services   Administration   Eliminations  Consolidated
                             -------   -------   --------   --------------   ------------  ------------
Interest Income               $6,816      $689       $--          $--           $(27)        $7,478
Interest Expense               2,867       392        --           80            (27)         3,312
                               -----       ---        --           --            ----         -----
  Net interest income
    before provision           3,949       297        --          (80)            --          4,166
Provision for loan loss           76        --        --           --             --             76
                                  --        --        --           --             --             --
  Net interest income          3,873       297        --          (80)            --          4,090

Non-interest income            1,014     1,103       578        1,301         (1,789)         2,207

Other non-interest expense     3,506     1,056       716          970           (673)         5,575
                               -----     -----       ---          ---           -----         -----

   Income before taxes and
    minority interest          1,381       344      (138)         251         (1,116)           722

Income taxes                                                                                    128
                                                                                                ---

  Income before minority interest                                                               594

Loss attributable to minority interest                                                           (2)
                                                                                                ---

  Net income                                                                                   $592
                                                                                               ====

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the six months ended June 30, 2001.


                                                Information
                          Commercial  Mortgage  Technology                   Intersegment
                             Banking   Banking   Services   Administration   Eliminations  Consolidated
                             -------   -------   --------   --------------   ------------  ------------
Interest Income              $13,480    $1,209       $--          $--            $(46)      $14,643
Interest Expense               5,826       666        --          162             (46)        6,608
                               -----       ---        --          ---             ----        -----
  Net interest income
    before provision           7,654       543        --         (162)             --         8,035
Provision for loan loss          142        --        --           --              --           142
                                 ---        --        --           --              --           ---
  Net interest income          7,512       543        --         (162)             --         7,893

Non-interest income            1,920     1,734       959        2,325          (3,218)        3,720

Other non-interest expense     6,842     1,746     1,244        1,734          (1,265)       10,301
                               -----     -----     -----        -----          ------        ------

   Income before taxes and
    minority interest          2,590       531      (285)         429          (1,953)        1,312

Income taxes                                                                                    312
                                                                                                ---

  Income before minority interest                                                             1,000

Loss attributable to minority interest                                                            1
                                                                                                  -

           Net income                                                                        $1,001
                                                                                             ======

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended June 30, 2000.

                                                Information
                          Commercial  Mortgage  Technology                   Intersegment
                             Banking   Banking   Services    Administration  Eliminations  Consolidated
                             -------   -------   --------    --------------   ------------  ------------
Interest Income               $6,546       $--       $--          $--            $(68)       $6,478
Interest Expense               2,797        --        --           29             (68)        2,758
                               -----        --        --           --            ----         -----
  Net interest income
    before provision           3,749        --        --          (29)             --         3,720
Provision for loan loss          118        --        --           --              --           118
                                 ---        --        --           --              --           ---
  Net interest income          3,631        --        --          (29)             --         3,602

Non-interest income              917       599        --        1,256          (1,451)        1,321

Other non-interest expense     3,203       527        --          986            (562)        4,154
                               -----       ---        --          ---           -----         -----

   Income before taxes and
    minority interest          1,345        72        --          241            (889)          769

Income taxes                                                                                    210
                                                                                                ---

  Income before minority interest                                                               559

Loss attributable to minority interest                                                          (33)
                                                                                                ----

  Net income                                                                                   $526
                                                                                               ====

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the six months ended June 30, 2000.

                                                Information
                          Commercial  Mortgage  Technology                   Intersegment
                             Banking   Banking   Services    Administration  Eliminations  Consolidated
                             -------   -------   --------    --------------  ------------  ------------
Interest Income              $12,537       $--       $--          $--           $(134)      $12,403
Interest Expense               5,295        --        --           50            (134)        5,211
                               -----        --        --           --            -----        -----
  Net interest income
    before provision           7,242        --        --          (50)             --         7,192
Provision for loan loss          264        --        --           --              --           264
                                 ---        --        --           --              --           ---
  Net interest income          6,978        --        --          (50)             --         6,928

Non-interest income            1,650       833        --        2,474          (2,612)        2,345

Other non-interest expense     6,303       783        --        2,124          (1,077)        8,133
                               -----       ---        --        -----          -------        -----

   Income before taxes and
    minority interest          2,325        50        --          300          (1,535)        1,140

Income taxes                                                                                    325
                                                                                                ---

  Income before minori                                                                          815

Loss attributable to minority interest                                                          (28)
                                                                                                ---

           Net income                                                                          $787
                                                                                               ====




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FOR THE QUARTER ENDED JUNE 30, 2001 AND 2000

GENERAL. Net income increased 13% to $592,000 for the three months ended June 30, 2001 from $526,000 for the same period in 2000. The increase is primarily due to growth in the overall balance sheet based upon the expansion activities of the Company. Fees from sold real estate loans also increased with higher real estate lending activity due to the decline in interest rates. Increases were in part offset by higher expenses due to expansion in Alliance Technology Inc., new branch offices in Winston, Lakeside and Waldport, Oregon, early payoffs of mortgage servicing rights, and other annual expense increases.

NET INTEREST INCOME. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets. The Company's profitability, like that of many financial institutions, depends to a large extent upon net interest income. Since the Company tends to be asset sensitive, as interest earning assets mature or reprice more quickly than interest bearing liabilities in a given period, a significant decrease in market interest rates could adversely affect net interest income. In contrast, an increasing interest rate environment could favorably impact net interest income. Competition and the economy also impact the Company's net interest income.

Net interest income before the provision for loan losses increased $446,000 or 12% for the three months ended June 30, 2001 over the same period in 2000. This increase represents an increase in volume of $461,000, which was partially offset by a $15,000 decrease resulting from declining rates. Average interest earning assets increased $46.1 million, or 15%, while average interest bearing liabilities increased $50.9 million, or 17%. The increase in average interest earning assets and interest bearing liabilities resulted from the Company's overall growth strategy, primarily in loans and deposits. The Company has borrowed $15 million from the Federal Home Loan Bank of Seattle, primarily for liquidity purposes as loan growth has exceeded deposit growth.

The average net interest spread decreased from 4.88% to 4.82%, mainly due to the additional borrowings. Average rates paid increased 10 basis points to 3.72% in the second quarter of 2001 from 3.62% in the second quarter of 2000. Average earning asset yields increased 4 basis points from 8.50% to 8.54%, resulting from the decline in interest rates offset by a higher loan to deposit ratio. The Company's net interest margin for the second quarter of 2001 was 4.82%, a decrease of 11 basis points from 4.93% for the second quarter of 2000.

PROVISION FOR LOAN LOSSES. The loan loss provision during the three-month period ended June 30, 2001, was $76,000 compared to $118,000 for the same period in 2000. At June 30, 2001, the consolidated loan loss ratio was 1.08% of total loans, compared to 1.22% at December 31, 2000. The decrease is provision and the loan loss ratio is due primarily to two factors. First, while we have experienced loan growth within all business units, a significant portion has come from our mortgage company, of which the loans are lower risk and short-term in nature and will be sold into the secondary market within the next two quarters. Second, recent guidance from regulatory agencies has been incorporated into the analysis of the Company's allowance.

Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level based on anticipated losses inherent in the portfolio. Beginning in late 2000, the Company began performing a detailed assessment of potential risk in the loan portfolio, using several methodologies including local economic conditions, to estimate the appropriate allowance for loan losses. As of June 30, 2001, there is no material difference between our internal analysis and the allowance for loan loss presented in the accompanying financial statements. Additional provision may be necessary in future periods based on changes in loan quality and growth in the overall loan portfolio. The allowance for loan losses was $2,811,000 at June 30, 2001, compared to $2,742,000 at December 31, 2000.

Net charge-offs during the three-month periods were $58,000 and $13,000 for 2001 and 2000, respectively.

Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due, and other real estate owned) were $1,071,000 and $650,000 at June 30, 2001 and December 31, 2000, respectively. Management believes these loans are adequately secured and that no material losses will be incurred in excess of established reserves.

OTHER INCOME. Other income increased to $2,207,000 for the three months ended June 30, 2001 as compared to $1,321,000 for the same period in 2000. The increase in other income is due primarily to an increase in fees from sold real estate loans, due to increased real estate lending activity as interest rates declined. Loan servicing fees also have increased due to an increase in the mortgage-servicing portfolio. Due to the overall increase in deposits, income from service charges on deposit accounts also increased.

OTHER EXPENSE. Other expense increased 34% to $5,575,000 for the three months ended June 30, 2001 compared to $4,154,000 for the same period in 2000. Salaries and employee benefits, the largest non-interest expense, increased $950,000 or 41% for the same period. The increase in salaries is primarily due to the additions of Alliance Technology Inc., the new branches in Winston, Lakeside and Waldport, as well as annual increases in personnel costs. Additionally, there was a one-time $250,000 expense adjustment associated with the recently announced acquisition of the Company by Umpqua Holdings Corporation. The decline in market rates led to an increase of $145,000 in early payoffs of mortgage servicing rights. Additional increases were experienced in all remaining categories resulting from the Company's overall growth strategy.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

GENERAL. Net income increased to $1,001,000 for the six months ended June 30, 2001 from $787,000 for the same period in 2000. The increase is primarily due to growth in the overall balance sheet associated with the Company's expansion. Fees from sold real estate loans also increased, with higher real estate lending activity due to the decline in interest rates. A $177,000 gain on the sale of investment securities available for sale was recognized in the six months ended June 30, 2001. Increases were offset by higher expenses due to expansion in Alliance Technology Inc., new branch offices in Winston, Lakeside and Waldport, Oregon, early payoffs of mortgage servicing rights and other annual increases.

NET INTEREST INCOME. Net interest income before the provision for loan losses increased $843,000 or 12% for the six months ended June 30, 2001 over the same period in 2000. Of the increase of $843,000, an increase in volume accounted for an increase of $961,000, offset by a decrease in rate of $118,000. Average interest earning assets increased $48.7 million, while average interest bearing liabilities increased $52 million. The increase in average interest earning assets and interest bearing liabilities resulted from the Company's overall growth and its leverage of loans and deposits.

The average net interest spread decreased from 4.88% to 4.76%, mainly due to the higher cost of additional borrowings. Average rates paid increased 29 basis points to 3.83% for the six months ended June 30, 2001 from 3.54% for the same period of 2000. Average earning asset yields increased 17 basis points from 8.42% to 8.59%, resulting from an increase in market interest rates for loans and investment securities. The Company's net interest margin for the six months ended June 30, 2001 was 4.77%, a decrease of 16 basis points from 4.93% for the same period of 2000.

PROVISION FOR LOAN LOSSES. The loan loss provision during the six-month period ended June 30, 2001, was $142,000 compared to $264,000 for the same period in 2000. At June 30, 2001, the consolidated loan loss ratio was 1.08% of total loans, compared to 1.36% at June 30, 2000. The decrease in provision and the loan loss ratio is due primarily to two factors. First, while we have experienced loan growth within all business units, a significant portion has come from our mortgage company, of which the loans are lower risk and short-term in nature and will be sold into the secondary market within the next two quarters. Second, recent guidance from regulatory agencies has been incorporated into the analysis of the Company's allowance.

Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level based on anticipated losses inherent in the portfolio. The Company has performed a detail assessment of potential risk in the loan portfolio, using several methodologies including local economic conditions, to estimate the appropriate allowance for loan losses. As of June 30, 2001, there is no material difference between our internal analysis and the allowance for loan loss presented in the accompanying financial statements. Additional provision may be necessary in future periods based on changes in loan quality and growth in the overall loan portfolio. The allowance for loan losses was $2,811,000 at June 30, 2001, as compared to $2,885,000 at June 30, 2000.

Net charge-offs during the six-month periods were $74,000 and $24,000 for 2001 and 2000, respectively.

Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due, and other real estate owned) were $1,071,000 and $773,000 at June 30, 2001 and 2000, respectively. Management believes these non-performing loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income increased 59% to $3,720,000 for the six months ended June 30, 2001 as compared to $2,345,000 for the same period in 2000. The increase is primarily due to increases in fees from sold real estate loans and gains on the sale of investment securities. Fees from sold real estate loans increased due to higher real estate lending activity as interest rates declined. Fees from loan servicing also increased with the increase in mortgage loans serviced. Increases were experienced in all other income categories due primarily to the Company's growth.

OTHER EXPENSE. Other expense increased 27% to $10,301,000 for the six months ended June 30, 2001 compared to $8,133,000 for the same period in 2000. Salaries and employee benefits, the largest non-interest expense, increased $1,428,000. The increase in salaries is primarily due to the additions of Alliance Technology Inc., the new branches in Winston, Lakeside and Waldport, and annual increases in personnel costs. Additionally, there is a one-time $250,000 expense adjustment associated with the recently announced acquisition of the Company by Umpqua Holdings Corporation. Additional increases were experienced in all other categories resulting from the Company's overall growth strategy. Increased expense also resulted from the increase in early pay-offs on mortgage servicing rights associated with the decline in market rates and resulting refinancings.
--------------------------------------------------------------------------------
FINANCIAL CONDITION
Total assets increased 8% to $404 million at June 30, 2001 compared to $374 million at December 31, 2000, resulting from increased deposit and borrowing levels associated with the Company's expansion.

Investment securities available for sale decreased $6 million to $102 million at June 30, 2001. The Company sold investments due to its liquidity and loan growth needs.

Loans and leases, net of reserves, increased from $221 million at December 31, 2000 to $259 million at June 30, 2001. The increase is due to the Company's growth strategy and the addition of the new bank branches.

Purchased mortgage servicing rights increased 28% to $4 million at June 30, 2001. The increase is due to increases in the amount of new loans sold, with IFN retaining servicing.

The increase in bank premises and equipment owned at June 30, 2001 resulted from the Company's expansion activities. Additions represent costs incurred at Alliance Technology Inc. and for the construction of the new Winston/Green branch of Roseburg Community Banking Company in Winston, Oregon and the new Waldport branch of Lincoln Security Bank in Waldport, Oregon.

Deposit growth continued during the second quarter of 2001, increasing $23 million, or 7% to $335 million at June 30, 2001, compared to $312 million at December 31, 2000. The growth in 2001 has been spread predominantly between demand accounts, money market accounts, and time certificates of deposit.

Other borrowings increased to $4,188,000 at June 30, 2001. The increase is due to borrowings from a third party bank, the majority of which the Company used for the purchase of the minority shares in Lincoln Security Bank in January 2001.

Federal Home Loan Bank borrowings increased to $15 million at June 30, 2001, compared to $10 million at December 31, 2000. Management increased its borrowings to provide for the Company's liquidity needs associated with strong loan growth.

Other liabilities increased 24% to $4 million at June 30, 2001, compared to $3.2 million at December 31, 2000, due primarily to increases in temporary suspense items and accrued expenses.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position by managing its cash resources and maintaining a stable core deposit base. A further source of liquidity is the Company's ability to borrow funds. The Company maintains four unsecured lines of credit totaling $33 million for the purchase of funds on an overnight basis. The Company is also a member of the Federal Home loan Bank, which provides a secured line of credit in the amount of $54 million, as well as other funding opportunities for liquidity and asset/liability matching. As of June 30, 2001, the Company had borrowed $700,000 under unsecured lines of credit and $15 million from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and, in management's opinion, adequate over the past several years. Short-term deposits have continued to grow and excess cash is invested on a short-term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long-term liquidity.

CAPITAL RESOURCES
Beginning in 1990, federal regulators required banks and bank holding companies to measure and disclose their Risk-Based Capital Ratios. This analysis weights balance sheet and off-balance sheet items for their inherent risk. It requires minimum standards for Risk-Based Capital by Capital Tier. Full implementation of this analysis was required in 1992, requiring a minimum Total Risk-Based Capital Ratio of 8.00%, a minimum Tier 1 Capital Ratio of 4.00% and a minimum Leverage Capital Ratio of 4.00%.

At June 30, 2001, the Company's estimated regulatory capital ratios were as follows: Total Risk-Based Capital Ratio of 11.78%, Tier 1 Capital Ratio of 10.85% and Leverage Capital Ratio of 8.27%. This compares to 13.53%, 12.51% and 9.86% for total Risk-Based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 2000. If the Company were fully leveraged, further growth would be restricted to the level attainable by generating and reinvesting net income unless the additional capital were available from outside sources. The decrease in regulatory capital from December 2000 results primarily from the purchase of the outstanding minority interest in Lincoln Security Bank and the related increase in goodwill amortization.

INCOME TAXES
The effective tax rate differs from the federal statutory rate primarily because of tax-exempt interest income and the provision for state taxes. In addition, for the second quarter ended 2001, the effective tax rate was further reduced to 17.7% as a result of a settlement with the Internal Revenue Service regarding an examination of the 1997 tax year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company considers interest rate risk, credit risks and operations risks as the most significant risks impacting its operations and financial condition. Other types of market risk, such as foreign exchange risk and commodity price risk, do not materially impact the Company in the normal course of operations.

The Company relies on prudent underwriting standards, loan reviews and an adequate allowance for loan losses to mitigate credit risk. Internal controls and periodic internal audits of business operations mitigate operations risk.

The Company uses an asset/liability model to measure and monitor interest rate risk. The model projects net interest income for the upcoming twelve months in various interest rate scenarios. The model the Company uses includes assumptions regarding prepayments of assets and early withdrawals of liabilities, the level and mix of interest earning assets and interest bearing liabilities, the level and responsiveness of interest rates on deposit products without stated maturities and the level of nonperforming assets. These assumptions are based on management's judgment and future expected pricing behavior. Actual results could vary significantly from the results derived from the model. The Company's interest rate risk has not changed materially since December 31, 2000. The Company also has increased its emphasis on noninterest sources of revenue in order to further stabilize future earnings.

INFLATION
The primary impact of inflation on the Company's operations is increased asset yields, deposit costs and operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. Increased inflation can magnify asset growth and require the Company to increase its interest expense, and significant inflationary pressures could require the Company to increase equity capital at a faster rate than would otherwise be necessary.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders.

         An annual meeting of the shareholders of Independent Financial Network was held on April 23, 2001, in Coos Bay, Oregon. Matters voted upon by the shareholders were the election of two Directors for three year terms to expire in the year 2004 and to vote on the 2001 Director Compensation Plan. A quorum was reached, and the results of the election and the 2001 Director Compensation Plan are as follows:

         Election of Directors:
                                    # votes for   # votes against     # withheld
                                    -----------   ---------------     ----------
         William A. Lansing         4,058,688             --            131,058
         Glen A. Thomas             4,061,529             --            128,217

         As a result of the vote, each of the Directors above were elected for a three-year term to expire in the year 2004. There were no shares abstained.

         Directors whose terms have not expired include Charles D. Brummel, Kenneth C. Messerle, Ronald C. LaFranchi, Gary L. Waggoner and Robert
         L. Fullhart.

         2001 Director Compensation Plan:
                                            # votes for       # votes against
                                            -----------       ---------------
                                            3,652,203                425,133

         As a result of the vote, the 2001 Director Compensation Plan was approved. There were 112,410 shares abstained and none withheld.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits.

                  None

          (b)     Reports on Form 8-K.

                  On June 22, 2001, the Company filed a Form 8-K related to changes in control of the registrant. The filing announced that Independent Financial Network had entered into an agreement and plan of reorganization with Umpqua Holdings Corporation, pursuant to which the registrant will, contingent upon certain conditions, merge with and into Umpqua Holdings Corporation, with Umpqua Holdings Corporation to be the surviving entity. A copy of the press release announcing the agreement was attached as an exhibit to that filing. No financial statements were included.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:    August 10, 2001.

                                    INDEPENDENT FINANCIAL NETWORK, INC.


                                    By:  /s/ Charles D. Brummel
                                         -----------------------
                                         Charles D. Brummel
                                         Chairman and Chief Executive Officer