Form 10-Q
period 2001-09-01
INDEPENDENT FINANCIAL NETWORK
filed 2001-11-14
CIK 879116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the quarterly period ended September 30, 2001 or
                                        ------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [No Fee Required]

         For the transition period from________________ to____________________.

         Commission file number    0-27590

                       INDEPENDENT FINANCIAL NETWORK, INC.
               (Exact name of issuer as specified in its charter)

                  Oregon                               93-0800253             .
         ---------------------------        -----------------------------------
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

         170 S. Second St., Coos Bay, Oregon                   97420  .
         -----------------------------------                 ----------
         (Address of Principal Executive Offices)           (Zip Code)

                                 (541) 267-5356
                                 --------------
                           (Issuer' telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES X  NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                          Outstanding at November 8, 2001
                  -----                          -------------------------------
         Common Stock, $5.00 par value                       5,432,460


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

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                          PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS-UNAUDITED
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                         September 30, 2001  Dec. 31, 2000
------                                         ------------------  -------------

Cash and cash equivalents:
     Cash and due from banks                            $15,265         $12,459
     Federal funds sold                                  15,413           5,750
                                                         ------           -----
         Total cash and cash equivalents                 30,678          18,209

Investment securities available for sale                104,321         108,406
Loans, net                                              254,868         215,369
Mortgage loans held for sale, at cost which
  approximates market                                     4,241           2,280
Net investment in direct financing leases                 4,539           3,756
Purchased mortgage servicing rights                       4,705           3,137
Premises and equipment, net                              14,564          14,917
Federal Home Loan Bank stock, at cost                     2,539           2,374
Federal Reserve Bank stock, at cost                         767             759
Goodwill, net                                             1,743             190
Other assets                                              5,281           4,105
                                                          -----           -----
         Total assets                                  $428,246        $373,502
                                                       ========        ========

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Liabilities:
  Deposits:
    Demand                                              $68,282         $57,503
    NOW accounts                                         43,743          42,360
    Money market accounts                                65,209          54,117
    Savings accounts                                     23,311          21,038
    Time deposit                                        156,443         137,255
                                                        -------         -------
      Total deposits                                    356,988         312,273

Securities sold under agreements to repurchase           10,420          10,619
Short term borrowings                                        --             139
Other borrowings                                          3,875           2,000
Federal Home Loan Bank borrowings                        15,000          10,000
Other liabilities                                         4,655           3,207
                                                          -----           -----
      Total liabilities                                 390,938         338,238
                                                        -------         -------

Minority interest                                         1,591           2,579
Shareholders' equity:
  Nonvoting preferred stock, $5 par value.
    Authorized 5,000,000 shares; none issued                 --              --
  Voting preferred stock, $5 par value.
    Authorized 5,000,000 shares; none issued                 --              --
  Common stock, $5 par value.
    Authorized 10,000,000 shares - issued and
    outstanding 5,427,710 shares in 2001
    (5,418,646 shares in 2000)                           27,138          27,093
Surplus                                                   4,429           4,543
Retained earnings                                         2,166             364
Accumulated other comprehensive income                    1,984             685
                                                          -----             ---
      Total shareholders' equity                         35,717          32,685
                                                         ------          ------

Total liabilities, minority interest and shareholders'
  equity                                               $428,246        $373,502
                                                       ========        ========

     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME-UNAUDITED
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Quarter Ended           Nine Months Ended
                                                              September 30,             September 30,
                                                              -------------             -------------
                                                             2001       2000          2001         2000
                                                             ----       ----          ----         ----
Interest income:
     Interest on loans                                     $5,930     $5,259       $16,945      $14,542
     Income on direct financing leases                        107         81           282          230
     Interest and dividends on securities:
         Taxable                                            1,263      1,407         4,021        3,830
         Exempt from Federal income tax                       230        176           692          532
         Dividend income on Federal Home Loan Bank stock       44         38           125          109
         Dividend income on Federal Reserve Bank stock         11         12            34           34
         Interest on Federal funds sold                       109        146           237          245
                                                              ---        ---           ---          ---
              Total interest income                         7,694      7,119        22,336       19,522
                                                            -----      -----        ------       ------
Interest expense:
     Deposits
         NOW                                                  173        175           528          485
         Money market                                         527        613         1,587        1,697
         Savings                                              142        158           421          431
         Time                                               2,023      1,810         6,215        4,875
     Securities sold under agreements to repurchase            96        129           339          407
     Short term borrowings                                     --          6             6           18
     Federal Home Loan Bank borrowings                        192        171           505          310
     Other borrowings                                          69         32           230           82
                                                               --         --           ---           --
              Total interest expense                        3,222      3,094         9,831        8,305
                                                            -----      -----         -----        -----

     Net interest income before provision for loan losses   4,472      4,025        12,505       11,217
Provision for loan losses                                     197         92           339          356
                                                              ---         --           ---          ---
         Net interest income                                4,275      3,933        12,166       10,861
                                                            -----      -----        ------       ------

Other income:
     Service charges on deposit accounts                      390        337         1,244        1,074
     Gain (loss) on sale/call of investments available
     for sale, net                                             --          4           177            4
     Loan servicing fees                                      113         94           326          275
     Sold real estate loan fees                             1,142        467         2,985        1,318
     Other                                                    258        265           892          842
                                                              ---        ---           ---          ---
         Total other income                                 1,903      1,167         5,624        3,513
                                                            -----      -----         -----        -----

Other expense:
     Salaries and employee benefits                         2,983      2,355         8,979        6,923
     Occupancy of bank premises                               316        195           922          752
     Furniture and equipment                                  566        518         1,611        1,425
     Professional fees                                        313        293           949          897
     FDIC assessment                                           15         15            44           41
     Supplies                                                 127        133           437          398
     Other                                                    860        609         2,538        1,816
                                                              ---        ---         -----        -----
         Total other expense                                5,180      4,118        15,480       12,252
                                                            -----      -----        ------       ------
         Income before provision for income taxes             998        982         2,310        2,122
Provision for income taxes                                    317        210           629          535
                                                              ---        ---           ---          ---
              Net income before minority interest             681        772         1,681        1,587
Net (income) attributable to minority interest                (8)       (60)           (7)         (88)
                                                              --        ---            --          ---
              Net income                                     $673       $712        $1,674       $1,499
                                                             ====       ====        ======       ======

              Net income per share - basic                  $0.12      $0.13         $0.31        $0.28
                                                            =====      =====         =====        =====
              Net income per share - diluted                $0.12      $0.13         $0.31        $0.28
                                                            =====      =====         =====        =====

     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                              Quarter Ended           Nine Months Ended
                                                              September 30,             September 30,
                                                              -------------             -------------
                                                             2001       2000          2001         2000
                                                             ----       ----          ----         ----
Net Income                                                   $673       $712        $1,674       $1,499

Other comprehensive income, net of income tax:

Unrealized gain on investment securities
(Net of tax of $354 and $371 for the quarter ended
September 30, 2001 and 2000 and $809 and $300 for the
nine months ended September 30, 2001 and 2000, respectively.) 569        602         1,299          533
                                                              ---        ---         -----          ---

Comprehensive income                                       $1,242     $1,314        $2,973       $2,032
                                                           ======     ======        ======       ======


     See accompanying notes to condensed consolidated financial statements.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                 Nine months ended September 30,
                                                             2001          2000
                                                             ----          ----
Cash flows provided by operating activities:
Net income                                                 $1,674        $1,499
Adjustments to reconcile net income to net cash (used
in) provided by operating activities:
     Depreciation                                           1,296         1,113
     Net amortization of investment premiums/discounts        130           187
     Deferred tax expense (benefit)                            18          (187)
     Provision for loan losses                                339           356
     Net gain on call/sale of investment securities
     available for sale                                      (177)           (4)
     Federal Home Loan Bank stock dividend                   (123)         (108)
  Changes in balance sheet items:
     (Increase)/decrease in mortgage loans held for sale   (1,961)          474
     Net increase in mortgage servicing rights             (1,568)         (277)
     Increase in other assets                              (2,729)         (419)
     Increase in other liabilities                            749         1,137
     Net income attributable to minority interest               7            88
                                                                -            --
      Net cash (used in) provided by operating activities  (2,345)        3,859
                                                           ------         -----

Cash flows from investing activities:
     Purchase of investment securities available for sale (23,793)      (38,698)
     Proceeds from sale of securities available for sale   11,961         1,057
     Proceeds from maturities and call of investment
     securities available for sale                         18,072        16,957
     Net loan originations                                (16,740)      (21,212)
     Purchase of participations                           (23,098)       (7,622)
     Additions to premises and equipment                     (943)       (1,873)
     Purchase of Federal Home Loan Bank stock                 (42)          (47)
     Purchase of Federal Reserve Bank stock                    (8)           (3)
     Originations of direct financing leases               (2,225)       (1,655)
     Gross payments on direct financing leases              1,442           943
     Minority interest in subsidiaries                       (995)         (852)
                                                             ----          ----
      Net cash used in investing activities               (36,369)      (53,005)
                                                          -------       -------

Cash flows from financing activities:
     Net increase in deposits                              44,715        51,143
     Decrease in securities sold with agreements to
     repurchase                                              (199)       (2,376)
     Federal Home Loan Bank borrowings                      5,000        10,000
     Payments on Federal Home Loan Bank borrowings             --        (4,000)
     Increase in other borrowings                           1,875           500
     Purchase of common stock                                 (69)           --
     Decrease in short term borrowings                       (139)         (118)
                                                             ----          ----
      Net cash provided by financing activities            51,183        55,149
                                                           ------        ------

Net increase in cash and cash equivalents                  12,469         6,003
Cash and cash equivalents at beginning of period           18,209        16,692
                                                           ------        ------
Cash and cash equivalents at end of period                $30,678       $22,695
                                                          =======       =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                         $9,924        $8,000
          Income taxes                                       $295          $206

Supplemental disclosures of investing activities:
     Unrealized gain on investment
          securities available for sale, net of tax        $1,299          $533
     Acquisition of minority interest in Lincoln
          Security Bank                                    $2,600           $--

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

                                  Three months ended September 30,      Nine months ended September 30,
                                  --------------------------------      -------------------------------
                                         2001           2000                   2001          2000
                                         ----           ----                   ----          ----
Weighted average shares - basic      5,419,470      5,418,386              5,419,503      5,418,438

Potential dilution of stock options   *117,627          **639              ***39,712        **1,377
                                       -------            ---                 ------          -----

Weighted average shares - diluted    5,537,097      5,419,025              5,459,215      5,419,815
                                     =========      =========              =========      =========

*Options to purchase 6,078 shares of common stock at $10.90 per share were outstanding during the nine months ended September 30, 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares at that date.

**Options to purchase 259,392 shares of common stock at $4.56-$10.90 per share were outstanding during the nine months ended September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares at that date.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

***Options to purchase 131,279 shares of common stock at $6.68-$10.90 per share were outstanding during the nine months ended September 30, 2001 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares at that date.

(4)  Other Borrowings
     ----------------
At September 30, 2001 the Company had $3,875,000 in borrowings from a third party bank, with interest based on the prime rate (6.00% at September 30, 2001), payable quarterly. The term loan will mature in 2011.

(5)  Federal Home Loan Bank Borrowings
     ---------------------------------
At September 30, 2001 the Company had outstanding advances from the Federal Home Loan Bank ("FHLB") of $15,000,000 with a weighted average rate of 5.02% and a maturity in 2002. These advances were collateralized by certain investment securities, certain residential first mortgage loans, deposits with the FHLB, and FHLB stock totaling approximately $15,000,000 at September 30, 2001.

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

(7)  Merger Agreement
     ----------------
On June 22, 2001 Independent Financial Network announced it had entered into an agreement to merge into Umpqua Holdings Corporation, and to merge its six subsidiary banks into Umpqua Holdings' subsidiary bank, Umpqua Bank. The proposed transaction, which is subject to regulatory and shareholder approvals, is structured as a tax-free exchange. The merger of the holding company and the wholly owned subsidiaries is expected to be accounted for as a pooling of interests. The merger of IFN's majority owned subsidiaries into Umpqua Bank will be accounted for using the purchase accounting method. The transaction is expected to close in the fourth quarter of this year.

Cost incurred to September 30, 2001, relating to the merger agreement are $369,000. These costs have been captialized and reported in other assets on the balance sheet as of September 30, 2001. Upon finalization of the merger agreement the costs will be expensed in the income statement.

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
(8)  Segment Information
  -------------------
The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the quarter ended September 30, 2001.

                                               Information
                         Commercial  Mortgage  Technology                  Intersegment
                            Banking   Banking   Services   Administration  Eliminations  Consolidated
                            -------   -------   --------   --------------  ------------  ------------
Interest Income              $7,021      $686       $--         $--           $(13)        $7,694
Interest Expense              2,797       369        --          69            (13)         3,222
                              -----       ---        --          --            ---          -----
  Net interest income
    before provision          4,224       317        --         (69)            --          4,472
Provision for loan loss         197        --        --          --             --            197
                                ---        --        --          --             --            ---
  Net interest income         4,027       317        --         (69)            --          4,275

Non-interest income             855     1,064       510       1,301         (1,827)         1,903

Other non-interest expense    3,475       991       603         821           (710)         5,180
                              -----       ---       ---         ---           ----          -----

   Income before taxes and
    minority interest         1,407       390      (93)         411         (1,117)           998

Income taxes                                                                                  317
                                                                                              ---

  Income before minority interest                                                             681

Income attributable to minority interest                                                       (8)
                                                                                               --

Net income                                                                                   $673
                                                                                             ====

The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the nine months ended September 30, 2001.

                                               Information
                         Commercial  Mortgage  Technology                  Intersegment
                            Banking   Banking   Services   Administration  Eliminations  Consolidated
                            -------   -------   --------   --------------  ------------  ------------
Interest Income             $20,500    $1,895      $--          $--           $(59)       $22,336
Interest Expense              8,625     1,035       --          230            (59)         9,831
                              -----     -----       --          ---            ---          -----
  Net interest income
    before provision         11,875       860       --         (230)            --         12,505
Provision for loan loss         339        --       --           --             --            339
                                ---        --       --           --             --            ---
  Net interest income        11,536       860       --         (230)            --         12,166

Non-interest income           2,777     2,798    1,469        3,625         (5,045)         5,624

Other non-interest expense   10,316     2,737    1,847        2,555         (1,975)        15,480
                             ------     -----    -----        -----         ------         ------

   Income before taxes and
    minority interest         3,997       921     (378)         840         (3,070)         2,310

Income taxes                                                                                  629
                                                                                              ---

  Income before minority interest                                                           1,681

Income attributable to minority interest                                                       (7)
                                                                                               --

           Net income                                                                      $1,674
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

                                               Information
                         Commercial  Mortgage   Technology                 Intersegment
                            Banking   Banking    Services  Administration   Elimination  Consolidated
                            -------   -------    --------  --------------   -----------  ------------
Interest Income              $6,511      $621      $--          $--           $(13)        $7,119
Interest Expense              2,651       424       --           32            (13)         3,094
                              -----       ---       --           --            ---          -----
  Net interest income
    before provision          3,860       197       --          (32)            --          4,025
Provision for loan loss         118       (26)      --           --             --             92
                                ---       ---       --           --             --             --
  Net interest income         3,742       223       --          (32)            --          3,933

Non-interest income             722       481       --        1,536         (1,572)         1,167

Other non-interest expense    3,148       514       --          986           (530)         4,118
                              -----       ---       --          ---           ----          -----

   Income before taxes and
    minority interest         1,316       190       --          518         (1,042)           982

Income taxes                                                                                  210
                                                                                              ---

  Income before minority interest                                                             772

Loss attributable to minority interest                                                        (60)
                                                                                              ---

  Net income                                                                                 $712
                                                                                             ====


The following table presents summary income and balances for reportable segments and reconciles segments to the Company's consolidated totals for the nine months ended September 30, 2000.

                                               Information
                         Commercial  Mortgage   Technology                 Intersegment
                            Banking   Banking    Services  Administration   Elimination  Consolidated
                            -------   -------    --------  --------------   -----------  ------------
Interest Income             $19,048      $621      $--          $--          $(147)       $19,522
Interest Expense              7,946       424       --           82           (147)         8,305
                              -----       ---       --           --           ----          -----
  Net interest income
    before provision         11,102       197       --          (82)            --         11,217
Provision for loan loss         382       (26)      --           --             --            356
                                ---       ---       --           --             --            ---
  Net interest income        10,720       223       --          (82)            --         10,861

Non-interest income           2,373     1,314       --        4,010         (4,184)         3,513

Other non-interest expense    9,452     1,297       --        3,110         (1,607)        12,252
                              -----     -----       --        -----         ------         ------

   Income before taxes and
    minority interest         3,641       240       --          818         (2,577)         2,122

Income taxes                                                                                  535
                                                                                              ---

  Income before minority interest                                                           1,587

Loss attributable to minority interest                                                        (88)
                                                                                              ---

  Net income                                                                               $1,499
                                                                                           ======

                  INDEPENDENT FINANCIAL NETWORK & SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(9)  Recently Issued Accounting Standards
     ------------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations initiated after June 30, 2001.

Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transition goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position. Hedging Activities-Deferral of the Effective Date of SFAS No. 133, this SFAS is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. Implementation of this statement did not have a material impact on the Consolidated Financial Statements.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25," (FIN 44). The Company adopted the provision of FIN 44 as of the reported effective dates and this adoption has not had a significant impact on the Company's condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL. Net income decreased to $673,000 for the three months ended September 30, 2001 from $712,000 for the same period in 2000. The overall decrease is primarily related to an increase in the provision for loan losses, as discussed below.

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

Net interest income before the provision for loan losses increased $447,000 or 11% for the three months ended September 30, 2001 over the same period in 2000. This increase represents an increase in volume of $487,000, which was partially offset by a $40,000 decrease resulting from declining interest rates. Average interest earning assets increased $45.8 million, or 14%, while average interest bearing liabilities increased $50.2 million, or 15%. The increase in average interest earning assets and interest bearing liabilities resulted from the Company's overall growth strategy, primarily in loans and deposits.

The average net interest spread decreased from 4.92% to 4.85%, mainly due to the additional borrowings. Average rates paid decreased 38 basis points to 3.39% in the third quarter of 2001 from 3.77% in the third quarter of 2000. Average earning asset yields decreased 45 basis points from 8.69% to 8.24%, resulting from the decline in interest rates. The Company's tax-equivalent net interest margin for the third quarter of 2001 was 4.84%, a decrease of 13 basis points from 4.97% for the third quarter of 2000.

PROVISION FOR LOAN LOSSES. The loan loss provision during the three-month period ended September 30, 2001, was $197,000 compared to $92,000 for the same period in 2000. The loan loss provision was increased due to significant loan growth and in light of current and expected economic conditions. At September 30, 2001, the consolidated loan loss ratio was 1.08% of total loans, compared to 1.22% at December 31, 2000. The decrease in loan loss ratio is due primarily to two factors. First, while we have experienced loan growth within all business units, a significant portion has come from our mortgage company, of which the loans are lower risk and short-term in nature and will be sold into the secondary market within the next two quarters. Second, recent guidance from regulatory agencies has been incorporated into the analysis of the Company's allowance, resulting in a smaller loan loss ratio.

Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level based on anticipated losses inherent in the portfolio. Beginning in late 2000, the Company began performing a detailed assessment of potential risk in the loan portfolio, using several methodologies including local economic conditions, to estimate the appropriate allowance for loan losses. Additional provision may be necessary in future periods based on changes in loan quality and growth in the overall loan portfolio. The allowance for loan losses was $2,879,000 at September 30, 2001, compared to $2,742,000 at December 31, 2000.

Net charge-offs during the three-month periods were $128,000 and $107,000 for 2001 and 2000, respectively.

Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due, and other real estate owned) were $1,371,000 and $650,000 at September 30, 2001 and December 31, 2000, respectively. Management believes these loans are adequately secured and that no material losses will be incurred in excess of established reserves.

OTHER INCOME. Other income increased to $1,903,000 for the three months ended September 30, 2001 as compared to $1,167,000 for the same period in 2000. The increase in other income is due primarily to an increase in fees from sold real estate loans, due to increased real estate lending activity as interest rates have declined. Loan servicing fees also have increased due to an increase in the mortgage-servicing portfolio. Due to the overall increase in deposits, income from service charges on deposit accounts also increased.

OTHER EXPENSE. Other expense increased 26% to $5,180,000 for the three months ended September 30, 2001 compared to $4,118,000 for the same period in 2000. Salaries and employee benefits, the largest non-interest expense, increased $628,000 or 27% for the same period. The increase in salaries is primarily due to the additions of Alliance Technology Inc., the new branches in Winston, Lakeside and Waldport, as well as annual increases in personnel costs. An increase in occupancy expense was also experienced due to the new branches and the addition of Alliance Technology Inc. The decline in market rates also led to an increase of $76,000 in early payoffs of mortgage servicing rights.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL. Net income increased 12% to $1,674,000 for the nine months ended September 30, 2001 from $1,499,000 for the same period in 2000. The increase is primarily due to growth in the overall balance sheet associated with the Company's expansion. Fees from sold real estate loans also increased, with higher real estate lending activity due to the decline in interest rates. A $177,000 gain on the sale of investment securities available for sale was recognized in the nine months ended September 30, 2001. Increases were offset by higher expenses due to expansion in Alliance Technology Inc., new branch offices in Winston, Lakeside and Waldport, Oregon, early payoffs of mortgage servicing rights and other recurring personnel related increases.

NET INTEREST INCOME. Net interest income before the provision for loan losses increased $1,288,000 or 11% for the nine months ended September 30, 2001 over the same period in 2000. Of the increase of $1,288,000, an increase in volume accounted for an increase of $1,446,000, offset by a decrease in rate of $158,000. Average interest earning assets increased $47.3 million, while average interest bearing liabilities increased $48.5 million. The increase in average interest earning assets and interest bearing liabilities resulted from the Company's overall growth and its leverage of loans and deposits.

The average net interest spread decreased from 4.89% to 4.79%, mainly due to the higher cost of additional borrowings. Average rates paid increased 5 basis points to 3.67% for the nine months ended September 30, 2001 from 3.62% for the same period of 2000. Average earning asset yields decreased 5 basis points from 8.51% to 8.46%, resulting from a decrease in market interest rates for loans and investment securities. The Company's tax-equivalent net interest margin for the nine months ended September 30, 2001 was 4.80%, a decrease of 14 basis points from 4.94% for the same period of 2000.

PROVISION FOR LOAN LOSSES. The loan loss provision during the nine-month period ended September 30, 2001, was $339,000 compared to $356,000 for the same period in 2000. At September 30, 2001, the consolidated loan loss ratio was 1.08% of total loans, compared to 1.31% at September 30, 2000. The decrease in provision and the loan loss ratio is due primarily to two factors. First, while we have experienced loan growth within all business units, a significant portion has come from our mortgage company, of which the loans are lower risk and short-term in nature and will be sold into the secondary market within the next two quarters. Second, recent guidance from regulatory agencies has been incorporated into the analysis of the Company's allowance.

Management believes the loan loss provision maintains the allowance for loan losses at an appropriate level based on anticipated losses inherent in the portfolio. The Company has performed a detailed assessment of potential risk in the loan portfolio, using several methodologies including local economic conditions, to estimate the appropriate allowance for loan losses. Additional provision may be necessary in future periods based on changes in loan quality and growth in the overall loan portfolio. The allowance for loan losses was $2,879,000 at September 30, 2001, as compared to $2,870,000 at September 30, 2000.

Net charge-offs during the nine-month periods were $202,000 and $132,000 for 2001 and 2000, respectively.

Non-performing assets (defined as loans on non-accrual status, loans 90 days or more past due, and other real estate owned) were $1,371,000 and $798,000 at September 30, 2001 and 2000, respectively. Management believes these non-performing loans are adequately secured and that no significant losses will be incurred.

OTHER INCOME. Other income increased 60% to $5,624,000 for the nine months ended September 30, 2001 as compared to $3,513,000 for the same period in 2000. The increase is primarily due to increases in fees from sold real estate loans and gains on the sale of investment securities. Fees from sold real estate loans increased due to higher real estate lending activity as interest rates declined. Fees from loan servicing also increased with the increase in mortgage loans serviced. Increases were experienced in all other income categories due primarily to the Company's growth.

OTHER EXPENSE. Other expense increased 26% to $15,480,000 for the nine months ended September 30, 2001 compared to $12,252,000 for the same period in 2000. Salaries and employee benefits, the largest non-interest expense, increased $2,056,000. The increase in salaries is primarily due to the additions of Alliance Technology Inc., the new branches in Winston, Lakeside and Waldport, and annual increases in personnel costs. Additional increases were experienced in all other categories resulting from the Company's overall growth strategy. Increased expense also resulted from the increase in early pay-offs on mortgage servicing rights associated with the decline in market rates and resulting refinancings.

--------------------------------------------------------------------------------
FINANCIAL CONDITION
Total assets increased 15% to $428 million at September 30, 2001 compared to $374 million at December 31, 2000, resulting from increased deposit and borrowing levels associated with the Company's expansion.

Investment securities available for sale decreased $4 million to $104 million at September 30, 2001. The Company sold investments to fund loan growth.

Loans and leases, net of reserves, increased from $221 million at December 31, 2000 to $264 million at September 30, 2001. The increase is due to the Company's growth strategy and the addition of the new bank branches.

Purchased mortgage servicing rights increased 50% to $4.7 million at September 30, 2001. The increase is due to increases in the amount of new loans sold, with IFN retaining servicing.

The increase in bank premises and equipment owned at September 30, 2001 resulted from the Company's expansion activities, including the addition of Alliance Technology Inc. and the construction of the new Winston/Green branch of Roseburg Community Banking Company in Winston, Oregon and the new Waldport branch of Lincoln Security Bank in Waldport, Oregon.

Goodwill increased from $190,000 at December 31, 2000 to $1,743,000 at September 30, 2001. The increase is due to goodwill created from the buyout of Lincoln Security Bank in January of 2001 and additional purchases of McKenzie State Bank common stock over the past year, which have been accounted for under the purchase method.

Deposit growth continued during the third quarter of 2001, increasing $45 million, or 14% to $357 million at September 30, 2001, compared to $312 million at December 31, 2000. The growth in 2001 has been spread predominantly between demand accounts, money market accounts, and time certificates of deposit.

Other borrowings increased to $3,875,000 at September 30, 2001. The increase is due to borrowings from a third party bank, the majority of which the Company used for the purchase of the minority shares in Lincoln Security Bank in January 2001.

Federal Home Loan Bank borrowings increased to $15 million at September 30, 2001, compared to $10 million at December 31, 2000. Management increased its borrowings to provide for the Company's liquidity needs associated with strong loan growth.

Other liabilities increased 45% to $4.7 million at September 30, 2001, compared to $3.2 million at December 31, 2000, due primarily to increases in temporary suspense items and accrued expenses.

LIQUIDITY
Liquidity enables the Company to meet the withdrawals of its depositors and the borrowing needs of its loan customers. The Company maintains its liquidity position by managing its cash resources and maintaining a stable core deposit base. A further source of liquidity is the Company's ability to borrow funds. The Company maintains four unsecured lines of credit totaling $33 million for the purchase of funds on an overnight basis. The Company is also a member of the Federal Home loan Bank, which provides a secured line of credit in the amount of $54 million, as well as other funding opportunities for liquidity and asset/liability matching. As of September 30, 2001, the Company had no borrowings under unsecured lines of credit and $15 million from the Federal Home Loan Bank. Interest rates charged on the lines are determined by market factors. The Company's liquidity has been stable and, in management's opinion, adequate over the past several years. Short-term deposits have continued to grow and excess cash is invested on a short-term basis into Federal funds sold. The Company's primary source of funds is consumer deposits and commercial accounts. These funds are not subject to significant movements as a result of changing interest rates and other economic factors, and therefore enhance the Company's long-term liquidity.

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

At September 30, 2001, the Company's estimated regulatory capital ratios were as follows: Total Risk-Based Capital Ratio of 11.71%, Tier 1 Capital Ratio of 10.77% and Leverage Capital Ratio of 7.95%. This compares to 13.53%, 12.51% and 9.86% for total Risk-Based Capital Ratio, Tier 1 Capital Ratio and Leverage Capital Ratio, respectively, at December 31, 2000. If the Company were fully leveraged, further growth would be restricted to the level attainable by generating and reinvesting net income unless the additional capital were available from outside sources. The decrease in regulatory capital from December 2000 results primarily from the purchase of the outstanding minority interest in Lincoln Security Bank and the related increase in goodwill amortization.

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


DATED:    November 8, 2001.

                                   INDEPENDENT FINANCIAL NETWORK, INC.


                                   By:  /s/ Charles D. Brummel
                                        -----------------------
                                        Charles D. Brummel
                                        Chairman and Chief Executive Officer